Form 10-Q
period 1998-06-30
TEJAS BANCSHARES INC
filed 1998-08-12
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

                     [ ] TRANSITION REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                    ---------

                           Commission File No. 0-24023


                             TEJAS BANCSHARES, INC.


State of Organization                                IRS Employer Identification
        Texas                                        No. 75-1950688

                           905 S. Fillmore, Suite 701
                              Amarillo, Texas 79101


                   Registrant's telephone number: 806-373-7900


                                    ---------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes _X_
No ___    (2) Yes ___  No _X_


As of August 10, 1998, 13,333,334 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.



                                      INDEX


                                                                            Page
                                                                            ----

Part I.

Item 1:  Financial Information:

         Condensed Consolidated Balance Sheets
             at June 30, 1998 and December 31, 1997                           1

         Condensed Consolidated Statements of Operations and
             Comprehensive Income for the three-month and
             six-month periods ended June 30, 1998 and 1997                   2

         Condensed Consolidated Statements of Cash Flows for the
             six-month periods ended June 30, 1998 and 1997                   3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2:  Management's Discussion and Analysis of Financial
              Condition And Results of Operations                             5


Part II. Other Information                                                   11

Signatures                                                                   12

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


               Condensed Consolidated Balance Sheets (Unaudited)
                       June 30, 1998 and December 31, 1997

                                     ASSETS

                                                               June 30,        December 31,
                                                                 1998             1997*
                                                             -------------    -------------
Cash and due from banks                                      $  18,198,633    $  16,726,298
Federal funds sold                                              31,800,000        3,400,000
Securities available-for-sale                                    5,402,044        5,084,904
Loans                                                          149,514,065      119,850,682
Less allowance for loan losses                                  (3,195,515)      (2,748,418)
                                                             -------------    -------------
      Loans, net                                               146,318,550      117,102,264
                                                             -------------    -------------
Bank premises and equipment, net                                 2,338,749          862,256
Accrued interest receivable                                      2,593,470        1,160,948
Net deferred tax asset                                             772,732          324,709
Other assets                                                       217,186           78,708
                                                             -------------    -------------
TOTAL ASSETS                                                 $ 207,641,364    $ 144,740,087
                                                             =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing                        $  43,556,880    $  37,270,616
         Demand - interest bearing                              59,773,537       28,483,519
         Time and savings                                       64,058,150       40,500,523
                                                             -------------    -------------
            Total deposits                                     167,388,567      106,254,658
                                                             -------------    -------------
      Accrued interest payable                                     591,425          222,676
      Federal income taxes payable                                      --          324,709
      Other liabilities                                            541,388           84,802
                                                             -------------    -------------
            Total liabilities                                  168,521,380      106,886,845
                                                             -------------    -------------
STOCKHOLDERS' EQUITY
      Common stock                                              13,333,334       13,333,334
      Paid-in capital                                           26,137,427       26,137,427
      Retained earnings (deficit)                                 (382,600)      (1,653,848)
      Net unrealized holding gain on available-for-sale
         securities, net of tax                                     31,823           36,329
                                                             -------------    -------------
            Total stockholders' equity                          39,119,984       37,853,242
                                                             -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 207,641,364    $ 144,740,087
                                                             =============    =============

* Condensed from audited financial statements.

           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                      and Comprehensive Income(Unaudited)
                     Three-month and six-month periods ended
                             June 30, 1998 and 1997

                                                                 Three-month periods ended             Six-month periods ended
                                                                          June 30,                            June 30,
                                                               ------------------------------        ------------------------------
                                                                   1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
INTEREST INCOME AND FEES
     Interest and fees on loans                                $ 3,188,132        $   176,922        $ 5,985,538        $   211,872
     Interest and dividends on
       investment securities                                        83,718            169,492            162,946            329,300
     Interest on federal funds sold                                353,157             78,522            454,626            158,566
                                                               -----------        -----------        -----------        -----------
            Total interest income                                3,625,007            424,936          6,603,110            699,738
INTEREST EXPENSE ON DEPOSITS                                     1,145,794            211,276          2,009,864            339,685
                                                               -----------        -----------        -----------        -----------
            Net interest income                                  2,479,213            213,660          4,593,246            360,053
PROVISION FOR LOAN LOSSES                                          225,000                 --            450,000                 --
                                                               -----------        -----------        -----------        -----------
            Net interest income after provision
              for loan losses                                    2,254,213            213,660          4,143,246            360,053
OTHER OPERATING INCOME
     Service charges                                               213,592             14,310            280,493             29,676
     Other                                                         112,681              6,208            147,841             17,606
                                                               -----------        -----------        -----------        -----------
            Total other operating income                           326,273             20,518            428,334             47,282
OTHER OPERATING EXPENSES
     Salaries and employee benefits                                870,628            181,074          1,453,815            247,598
     Depreciation                                                   79,493              4,039            120,110              7,232
     Advertising                                                   104,639              3,835            203,462              6,322
     Occupancy expense                                              90,883              7,403            169,345             15,078
     Federal Deposit Insurance Corporation
       premiums, net                                                13,874                506             17,294                506
     Professional fees                                              83,061             27,806            113,557             33,120
     Supplies, stationery and office expenses                      188,393              5,542            408,355             10,067
     Taxes other than on income and salaries                        47,501              2,308             95,000              3,583
     Data processing                                               174,288             17,086            205,487             37,534
     Postage                                                        34,733              6,180             53,064             11,964
     Other                                                         113,848             18,960            222,244             31,693
                                                               -----------        -----------        -----------        -----------
            Total other operating expenses                       1,801,341            274,739          3,061,733            404,697
                                                               -----------        -----------        -----------        -----------
            Earnings (loss) before income taxes                    779,145            (40,561)         1,509,847              2,638
INCOME TAXES (BENEFIT)                                             119,843             (4,572)           238,599             11,064
                                                               -----------        -----------        -----------        -----------
NET EARNINGS (LOSS)                                                659,302            (35,989)         1,271,248             (8,426)
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains/
       (losses) on securities, net of tax                           (1,473)            31,201             (4,506)            32,144
                                                               ===========        ===========        ===========        ===========
COMPREHENSIVE INCOME                                           $   657,829        $    (4,788)       $ 1,266,742        $    23,718
                                                               ===========        ===========        ===========        ===========
NET EARNINGS (LOSS) PER SHARE                                  $      0.05        $     (0.07)       $      0.10        $     (0.01)
                                                               ===========        ===========        ===========        ===========

           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six-month periods ended June 30, 1998 and 1997

                                                                                           Six-month periods
                                                                                             ended June 30,
                                                                                   ----------------------------------
                                                                                       1998                  1997
                                                                                   ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                           $  1,271,248          $     (8,426)
     Adjustments to reconcile net earnings (loss) to
         net cash provided (used) by operating activities:
            Depreciation                                                                120,110                 7,232
            Deferred income taxes                                                      (445,701)               (1,734)
            Provision for loan losses                                                   450,000                    --
            Amortization of premium or (accretion) of
                discount relating to investment securities, net                          (2,501)               (8,538)
            Changes in:
                Accrued interest receivable                                          (1,432,522)              (42,232)
                Other assets                                                           (138,478)              (49,975)
                Accrued interest payable                                                368,749                18,682
                Federal income taxes payable                                           (324,709)                   --
                Other liabilities                                                       456,586                19,777
                                                                                   ------------          ------------
                     Net cash provided (used) by operating activities                   322,782               (65,214)
                                                                                   ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities held to maturity                                                         --             1,941,262
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                                1,820,333                74,113
     Purchases of securities available-for-sale                                      (2,141,800)              (24,000)
     Change in loans to customers                                                   (29,666,286)          (12,919,617)
     Expenditures for bank premises and equipment                                    (1,596,603)              (20,012)
                                                                                   ------------          ------------
                Net cash used by investing activities                               (31,584,356)          (10,948,254)
                                                                                   ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                        61,133,909            10,327,390
     Proceeds from loan from stockholder                                                     --             1,000,000
     Purchase of treasury stock                                                              --            (1,509,802)
                                                                                   ------------          ------------
            Net cash provided by financing activities                                61,133,909             9,817,588
                                                                                   ------------          ------------
            Increase (decrease) in cash and cash equivalents                         29,872,335            (1,195,880)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     20,126,298             6,185,224
                                                                                   ============          ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 49,998,633          $  4,989,344
                                                                                   ============          ============

           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  General

     See the Summary of Significant Accounting Policies included in the consolidated financial statements in the Company's report on Form 10.

     The unaudited condensed consolidated financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Annual Report to Stockholders. The current interim period reported herein is included in the fiscal year subject to independent audit at the end of that year and is not necessarily an indication of the expected results for the fiscal year.

     Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standard No.130,"Reporting Comprehensive Income." Under this standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, net of tax.

(2)  Net Earnings (Loss) Per Share

     Net earnings (loss) per share are computed based on the weighted average number of shares outstanding. For the three months ended June 30, 1998 and 1997, the weighted average shares outstanding were 13,333,334 and 489,846, respectively. For the six-months ended June 30, 1998 and 1997, the weighted average shares outstanding were 13,333,334 and 600,327, respectively.

(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers, directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock based awards. During June 1998 the Company finalized the granting of 509,600 (effective February 18, 1998) in shares under incentive stock options to certain employees and officers at the option price of $3.00 which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.


            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month and Six-Month Periods Ended June 30, 1998 as Compared to the Three-Month and Six-Month Periods Ended June 30, 1997:


                                    Revenues

Tejas Bancshares, Inc. and subsidiary (the Company) incurred net earnings for the three months ended June 30, 1998 of $659,302 as compared to the loss of $35,989 for the three months ended June 30, 1997. The Company's net earnings were $1,271,248 for the six months ended June 30, 1998 as compared to a loss of $8,426 for the six months ended June 30, 1997. Earnings for 1998 and 1997 were significantly improved by substantial growth in loans and deposits and the equity capital addition in the third quarter of 1997. The return on average assets for the six-month period ended 1998 and 1997 was 1.48% and (.08)%, respectively, and return on average equity was 6.65% and (.98)%, respectively.


                               Net Interest Income

The largest component of operating income is net interest income, which is the difference between the income earned on assets and interest paid on deposits. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

During the six months ended June 30, 1998 and 1997 net interest income was $4,593,246, and $360,053, respectively. The increase in net interest income from 1997 to 1998 of $4,233,193 (1,175%) is primarily due to an increase in average interest-earning assets of approximately $137,953,000, net of an increase in average interest-bearing liabilities of approximately $82,507,000. In addition, the net yield on earning assets improved from 3.56% in 1997 to 5.85% in 1998.

The following table sets forth the average consolidated balance sheets of the Company and subsidiary for the six months ended June 30, 1998 and 1997 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                                   1998                                         1997
                                                ----------------------------------------    ---------------------------------------
                                                  Average           Total        Average      Average          Total       Average
                                                 Balance(1)       Interest        Rate        Balance(1)      Interest       Rate
INTEREST-EARNING ASSETS
   Loans
      Commercial and agricultural              $  74,429,632     $ 3,261,692       8.84%   $    729,582     $   37,193       10.28%
      Real estate - mortgage                      44,157,768       1,922,185       8.78%      1,646,140         72,264        8.85%
      Installment loans to individuals            17,696,802         801,661       9.14%      2,073,833        102,415        9.96%
                                                 -----------       ---------       ----      ----------        -------        ----
        Total loans                              136,284,202       5,985,538       8.86%      4,449,555        211,872        9.60%
   Securities Taxable                              5,173,348         162,946       6.35%     10,075,930        329,300        6.59%
   Federal funds sold and other
      interest-earning assets                     16,917,127         454,626       5.42%      5,896,685        158,566        5.42%
                                                 -----------       ---------       ----      ----------        -------        ----
        Total interest-earning assets            158,374,677       6,603,110       8.41%     20,422,170        699,738        6.91%
NONINTEREST-EARNING ASSETS
      Cash and due from banks                     13,754,091                                  1,620,646
      Other assets                                 4,135,154                                    289,537
      Less:  allowance for loan losses            (2,948,745)                                   (44,863)
                                               -------------                               ------------
        Total                                  $ 173,315,177                               $ 22,287,490
                                               =============                               ============
INTEREST-BEARING
   LIABILITIES
      Interest-bearing demand                    $23,049,208     $   280,528       2.45%    $ 4,994,237      $  67,158        2.71%
      Money market deposits                       24,498,440         408,991       3.37%      1,111,935         16,276        2.95%
      Other savings deposits                       2,886,048          39,194       2.74%      1,037,847         13,918        2.70%
      Time deposits                               48,783,393       1,281,151       5.30%      9,566,242        242,333        5.11%
                                                 -----------       ---------       ----      ----------        -------        ----
        Total interest-bearing
          liabilities                             99,217,089       2,009,864       4.09%     16,710,261        339,685        4.10%

NONINTEREST-BEARING
   LIABILITIES AND STOCK-
   HOLDERS' EQUITY
      Demand deposits                             34,882,876                                  3,501,925
      Other                                          639,250                                    333,461
      Stockholders' equity                        38,575,962                                  1,741,843
                                               -------------                               ------------
        Total                                  $ 173,315,177                               $ 22,287,490
                                               =============                               ============

Net interest income                                                4,593,246                                   360,053
Net yield on earning assets                                                        5.85%                                      3.56%
                                                                                   ====                                       ====


(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three and six-month periods for 1998 increased by $305,755 (1,490%) and $381,052 (806%), respectively because of increased activity on deposit accounts. Other operating expenses increased during the three and six-month periods for 1998 by $1,526,602 (556%) and $2,657,036 (657
%), respectively. The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1997 to 1998, increases in costs to conduct banking operations and significant start-up expenses related to the opening and operations of two branches. Additionally, during the three month period for 1998 the Company granted a $150,000 bonus to its Chief Executive Officer and made a provision of approximately $130,000 related to the termination of a contract with a data service provider.


                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the six-month period of 1998, the weighted average yield on taxable securities was 6.35% as compared to 6.59% during 1997. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at June 30, 1998 and December 31, 1997 were as follows:

                                       June 30, 1998           December 31, 1997
                                  -----------------------   -----------------------
                                  Amortized                 Amortized
                                    Cost         Market       Cost         Market
                                  ----------   ----------   ----------   ----------
Treasury securities               $  249,404   $  249,999   $  498,199   $  499,339
Government agencies                1,642,984    1,650,315    1,921,817    1,928,335
Mortgage backed securities         2,229,196    2,269,485    2,499,384    2,546,770
State and political obligations       36,585       16,569       16,569       36,585
Other securities                   1,215,675    1,215,676       73,875       73,875

                                  ----------   ----------   ----------   ----------
Total securities                  $5,353,828   $5,402,044   $5,029,860   $5,084,904
                                  ==========   ==========   ==========   ==========


                                 Loan Portfolio

At June 30, 1998, December 31, 1997, and June 30, 1997 net loans accounted for 70.5%, 80.1% and 51.0%, respectively, of total assets. The increase from June 30, 1997 to June 30, 1998 was primarily attributable to the previously reported change of bank ownership, management and philosophy.

The amount of loans outstanding at June 30, 1998 and December 31, 1997 are shown in the following table according to type of loans:

                                                    June 30,        December 31,
                                                      1998              1997
                                                 ------------       ------------
Commercial                                       $ 42,448,604       $ 45,901,834
Agriculture                                        41,452,487         15,381,803
Real estate
   Commercial                                      29,886,074         16,282,655
   1-4 single family                               24,735,000         18,069,332
Installment loans to individuals                   10,991,900         24,215,058

                                                 ------------       ------------
      Total                                      $149,514,065       $119,850,682
                                                 ============       ============




                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the six months ended June 30, 1998 and 1997:

                                                        1998            1997
                                                    -----------     -----------
Balance of allowance for loan
   losses at the beginning of period                $ 2,748,418     $    45,200
Provision charged (credited) to operations              450,000              --
                                                    -----------     -----------
Charge-offs                                             (17,780)         (4,883)
Recoveries                                               14,877           1,662
                                                    -----------     -----------
Balance at end of period                            $ 3,195,515     $    41,979
                                                    ===========     ===========


The Bank had no significant nonaccrual, past due or restructured loans at June 30, 1998.

Additions to the allowance for loan losses, which are recorded as the provision for loan losses on the Company's statements of operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period, and current and anticipated economic conditions. The Company believes that it is conservative in the identification and charge off of problems and in certain instances, the Company has received recoveries on loans that were previously charged off.

At June 30, 1998 and December 31, 1997, the allowance for loan losses was $3,195,515 and $2,748,418, respectively, which represented 2.14% and 2.29% of outstanding loans at those respective dates.

During the three-month and six-month periods ended June 30, 1998, the Company recorded provisions for loan losses of $225,000 and $450,000, respectively. The provisions were made in connection with the growth of the loan portfolio of $29,663,383 (24.8%) over the six-month period. The increase in loans is attributable to the change in ownership and an aggressive posture taken by management to grow the Company. During 1997, the Company hired nine new, experienced loan officers who have been successful in originating many loans. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

                                     Capital

The Company and The First National Bank of Amarillo (The Bank) are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

 Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998 that the Company and Bank meet all capital adequacy requirements to which they are subject.

 The Company and the Bank exceeded their regulatory capital ratio at June 30, 1998, as set forth in the following table.

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                        For Capital                    Prompt Corrective
                                                Actual                Adequacy Purposes                Action Provisions
                                    ---------------------------   --------------------------      -------------------------
                                       Amount           Ratio        Amount          Ratio          Amount           Ratio
                                    ------------      ---------   ------------      --------      ----------        -------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.        $ 41,175,000      $  24.83%   $ 13,265,000        > 8.0%       N/A
      The Bank                        40,332,000         24.33%     13,264,000        > 8.0%      16,580,000        > 10.0%
   Tier I Capital:
      Tejas Bancshares, Inc.        $ 39,088,000      $  23.57%   $  6,632,000        > 4.0%       N/A
      The Bank                        38,246,000         23.07%      6,632,000        > 4.0%       9,948,000         > 6.0%
To Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.        $ 39,088,000      $  20.38%   $  7,673,000        > 4.0%       N/A
      The Bank                        38,246,000         19.94%      7,673,000        > 4.0%       9,591,000         > 5.0%

                              Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $16,917,000 during the six months ended June 30, 1998. Additionally, the Company arranged for $5,000,000 in funds purchased lines during the six-month period. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations in the range of $75 million to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base, will enable the Company to meet its long-term liquidity needs.


                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $134,099,965 and $20,212,186 during the six-month periods for 1998 and 1997, respectively. Average interest-bearing deposits were $99,217,089 in 1998 as compared to $16,710,261 in 1997.

The average daily amount of deposits and rates paid on savings deposits are summarized for the six months ended June 30, 1998 and 1997 as indicated in the following table:

                                              1998                         1997
                                      --------------------         --------------------
                                         Amount      Rate             Amount      Rate
                                      ------------   -----         ------------   -----
Deposits
   Noninterest-bearing demand         $ 34,882,876   0.00%         $  3,501,925   0.00%
   Interest-bearing demand              23,049,208   2.45%            4,994,237   2.71%
   Money market deposits                24,498,440   3.37%            1,111,935   2.95%
   Other savings deposits                2,886,048   2.74%            1,037,847   2.70%
   Time deposits                        48,783,393   5.30%            9,566,242   5.11%
                                      ------------                 ------------
      Total                           $134,099,965                 $ 20,212,186
                                      ============                 ============

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

1.   Election of directors
2.   Ratification of the adoption of the 1998 Incentive Stock Plan.
3. Ratification the appointment of Clifton Gunderson P.L.L.C. as auditors for the 1998 fiscal year.


The annual meeting of stockholders of the Company was held on May 19, 1998. At such meeting, the adoption of an incentive stock plan was approved, the appointment of auditors was ratified and each of the individuals named below was elected to the Board of Directors of the Company to serve until the next annual meeting of the stockholders of the Company:

                                                             Number of Shares
                                                ------------------------------------------
                                                    For         Withhold
                                                ------------   ------------
Item #1 - Election of Directors:
      Don Powell                                  8,751,934         74,243
      William H. Attebury                         8,751,934         74,243
      Danny H. Conklin                            8,751,934         74,243
      Wales H. Madden, Jr.                        8,748,600         77,577
      Jay O'Brien                                 8,751,934         74,243

                                                    For          Against        Abstain
                                                ------------   ------------  -------------
Item # 2 - Ratification of the adoption
      of the 1998 Incentive Stock Plan.           8,015,205         64,719        746,253

Item # 3 - Ratification of the appointment
      of Clifton Gunderson, as auditors
      for the 1998 fiscal year.                   8,156,053          9,090        661,034



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               10   Tejas   Bancshares,   Inc.  1998  Incentive  Stock  Plan
               27   Financial Data Schedule for June 30, 1998

     (b)  Reports  on Form 8-K

               No form 8-K was filed with the SEC during the quarter ended June 30, 1998.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TEJAS BANCSHARES, INC.


DATE: August 10, 1998        BY: /s/ Donald E. Powell
                                 ---------------------------------------------
                                 Donald E. Powell, Chief Executive Officer


DATE: August 10, 1998        BY: /s/ Jack Hall
                                 ---------------------------------------------
                                 Jack Hall, Chief Financial Officer