Form 10-Q
period 1998-09-30
TEJAS BANCSHARES INC
filed 1998-11-12
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

                     [ ] TRANSITION REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                   ----------


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


                                   ----------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes _X_   No___        (2)  Yes _X_   No___


As of October 31, 1998, 13,333,334 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.

Item 1:  Financial Information:

         Condensed Consolidated Balance Sheets
             at September 30, 1998 and December 31, 1997                       1

         Condensed Consolidated Statements of Operations and Comprehensive
             Income for the three-month and six-month periods ended
             September 30, 1998 and 1997                                       2

         Condensed Consolidated Statements of Cash Flows for the
             nine-month periods ended September 30, 1998 and 1997              3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2:  Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                         6


Part II. Other Information                                                    13

Signatures                                                                    14

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited)
                    September 30, 1998 and December 31, 1997

                                                      ASSETS
                                                                                 September 30,     December 31,
                                                                                     1998              1997*
                                                                                 -------------     -------------
Cash and due from banks                                                          $  12,450,624     $  16,726,298
Federal funds sold                                                                  28,500,000         3,400,000
Securities available-for-sale                                                        7,488,093         5,084,904

Loans                                                                              175,199,079       119,850,682
Less allowance for loan losses                                                      (3,419,929)       (2,748,418)
                                                                                 -------------     -------------
      Loans, net                                                                   171,779,150       117,102,264
                                                                                 -------------     -------------

Bank premises and equipment, net                                                     2,407,564           862,256
Accrued interest receivable                                                          2,349,839         1,160,948
Net deferred tax asset                                                               1,074,672           324,709
Other assets                                                                           115,767            78,708
                                                                                 -------------     -------------
TOTAL ASSETS                                                                     $ 226,165,709     $ 144,740,087
                                                                                 =============     =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing                                            $  48,322,240     $  37,270,616
         Demand - interest bearing                                                  63,865,410        28,483,519
         Time and savings                                                           72,617,594        40,500,523
                                                                                 -------------     -------------
            Total deposits                                                         184,805,244       106,254,658
                                                                                 -------------     -------------

      Accrued interest payable                                                         502,243           222,676
      Federal income taxes payable                                                     159,914           324,709
      Other liabilities                                                                478,907            84,802
                                                                                 -------------     -------------
            Total liabilities                                                      185,946,308       106,886,845
                                                                                 -------------     -------------

STOCKHOLDERS' EQUITY
      Common stock                                                                  13,333,334        13,333,334
      Paid-in capital                                                               26,137,427        26,137,427
      Retained earnings (deficit)                                                      708,699        (1,653,848)
      Accumulated other comprehensive income - net unrealized
         holding gain on available-for-sale securities, net of tax                      39,941            36,329
                                                                                 -------------     -------------
            Total stockholders' equity                                              40,219,401        37,853,242
                                                                                 -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 226,165,709     $ 144,740,087
                                                                                 =============     =============

* Condensed from audited financial statements.


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                    Three-month and nine-month periods ended
                           September 30, 1998 and 1997

                                                  Three-month periods ended     Nine-month periods ended
                                                         September 30,                September 30,
                                                  -------------------------    -------------------------
                                                      1998          1997           1998          1997
                                                  -----------   -----------    -----------   -----------
INTEREST INCOME AND FEES
     Interest and fees on loans                   $ 3,601,035   $   697,780    $ 9,586,573   $   909,652
     Interest and dividends on
       investment securities                           85,044       120,413        247,990       449,713
     Interest on federal funds sold                   372,521       169,559        827,147       328,125
                                                  -----------   -----------    -----------   -----------
            Total interest income                   4,058,600       987,752     10,661,710     1,687,490
INTEREST EXPENSE ON DEPOSITS                        1,337,268       305,266      3,347,132       644,951
                                                  -----------   -----------    -----------   -----------
            Net interest income                     2,721,332       682,486      7,314,578     1,042,539
PROVISION FOR LOAN LOSSES                             225,000     2,000,000        675,000     2,000,000
                                                  -----------   -----------    -----------   -----------
            Net interest income after provision
              for loan losses                       2,496,332    (1,317,514)     6,639,578      (957,461)
OTHER OPERATING INCOME
     Service charges                                  254,403        21,181        534,896        50,857
     Other                                             69,650         9,878        217,491        27,484
                                                  -----------   -----------    -----------   -----------
            Total other operating income              324,053        31,059        752,387        78,341
OTHER OPERATING EXPENSES
     Salaries and employee benefits                   719,376       357,560      2,173,191       605,158
     Depreciation                                      81,030        77,326        201,140        84,558
     Advertising                                       70,658        29,458        274,120        35,780
     Occupancy expense                                 97,720        75,160        267,065        90,238
     Federal Deposit Insurance Corporation
       premiums, net                                    3,952           500         21,246         1,006
     Professional fees                                 56,534         9,920        170,091        43,040
     Supplies, stationery and office expenses         106,911       145,765        515,266       155,832
     Taxes other than on income and salaries           47,500         1,207        142,500         4,790
     Data processing                                   64,344        20,446        269,831        57,980
     Postage                                           31,464        14,036         84,528        26,000
     Other                                            237,814        75,346        460,058       107,039
                                                  -----------   -----------    -----------   -----------
            Total other operating expenses          1,517,303       806,724      4,579,036     1,211,421
                                                  -----------   -----------    -----------   -----------
            Earnings (loss) before income taxes     1,303,082    (2,093,179)     2,812,929    (2,090,541)
INCOME TAXES (BENEFIT)                                211,783       (22,330)       450,382       (11,266)
                                                  -----------   -----------    -----------   -----------
NET EARNINGS (LOSS)                                 1,091,299    (2,070,849)     2,362,547    (2,079,275)
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains/
       (losses) on securities, net of tax               8,118         2,746          3,612        34,890
                                                  ===========   ===========    ===========   ===========
COMPREHENSIVE INCOME                              $ 1,099,417   $(2,068,103)   $ 2,366,159   $(2,044,385)
                                                  ===========   ===========    ===========   ===========

NET EARNINGS (LOSS) PER SHARE                     $      0.08   $     (0.45)   $      0.18   $     (1.06)
                                                  ===========   ===========    ===========   ===========

           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Nine-month periods ended September 30, 1998 and 1997

                                                                              Nine-month periods
                                                                              ended September 30,
                                                                        ----------------------------
                                                                            1998            1997
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                $  2,362,547    $ (2,079,275)
     Adjustments to reconcile net earnings (loss) to
         net cash provided (used) by operating activities:
             Depreciation                                                    201,140          84,558
             Deferred income taxes                                          (751,824)        (16,643)
             Provision for loan losses                                       675,000       2,000,000
             Amortization of premium or (accretion) of
                 discount relating to investment securities, net                 491          (3,435)
             Changes in:
                 Accrued interest receivable                              (1,188,891)       (691,807)
                 Other assets                                                (37,059)          4,502
                 Accrued interest payable                                    279,567          46,987
                 Federal income taxes payable                               (164,795)             --
                 Other liabilities                                           394,105          57,343
                                                                        ------------    ------------
                     Net cash provided (used) by operating activities      1,770,281        (597,770)
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities held to maturity                                              --       1,900,277
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                     2,160,803       1,934,767
     Purchases of securities available-for-sale                           (4,559,010)        (24,000)
     Change in loans to customers                                        (55,351,886)    (75,534,836)
     Expenditures for bank premises and equipment                         (1,746,448)       (153,811)
                                                                        ------------    ------------
                     Net cash used by investing activities               (59,496,541)    (71,877,603)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                             78,550,586      44,445,251
     Proceeds from sale of common stock, net of
        issue cost of $159,558                                                    --      39,840,444
     Proceeds from loan from stockholder                                          --       1,000,000
     Repayment of loan from stockholder                                           --      (1,000,000)
     Purchase of treasury stock                                                   --      (2,163,692)
                                                                        ------------    ------------
                     Net cash provided by financing activities            78,550,586      82,122,003
                                                                        ------------    ------------
                     Net increase in cash and cash equivalents            20,824,326       9,646,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          20,126,298       6,185,224
                                                                        ============    ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 40,950,624    $ 15,831,854
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

     Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under this standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, net of tax.

(2)  Net Earnings (Loss) Per Share

     Net earnings (loss) per share are computed based on the weighted average number of shares outstanding. For the three-month periods ended September 30, 1998 and 1997, the weighted average shares outstanding were 13,333,334 and 4,627,427, respectively. For the nine-month periods ended September 30, 1998 and 1997, the weighted average shares outstanding were 13,333,334 and 1,957,445, respectively.

(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During June 1998 the Company finalized the granting of 509,600 (effective February 18,
     1998) in shares under incentive stock options to certain employees and officers at the option price of $3.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.


            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

(4)  401(k) Plan

     During October 1998, the board of directors approved a 401(k) profit sharing plan for employees of the First National Bank of Amarillo. The plan will be effective January 1, 1999 and all employees working a minimum of 1,000 hours will be eligible. The bank may also elect to make other contributions to the plan. As of the filing of this Form 10-Q, the plan had not been finalized.

(5)  Director's Compensation Plan

     During October 1998, the board of directors approved a non-employee director's compensation plan for the directors of the Bank. The plan provides that directors will each receive 3,800 shares of common stock as compensation for serving approximately three years. Restricted shares are issued to the directors and are released after the end of each year of service. Shares related to missed meetings or for termination prior to the end of the three period are forfeited back to the Company. A committee of the board determined the fair value of the shares at the date of issue to be $6/share. Each director is effectively granted 100 shares of stock per meeting.


            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month  and Nine-Month  Periods Ended September 30,
1998 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 1997:

                                    Earnings

Tejas Bancshares, Inc. and subsidiary (the Company) incurred net earnings for the three-month period ended September 30, 1998 of $1,091,299 as compared to the loss of $2,070,849 for the three-month period ended September 30, 1997. The Company's net earnings were $2,362,547 for the nine-month period ended September 30, 1998 as compared to a loss of $2,079,275 for the nine-month period ended September 30, 1997. Earnings for 1998 were significantly improved by substantial growth in loans and deposits and the equity capital addition in the third quarter of 1997. Operations for 1997 were significantly effected by a $2,000,000 provision made in the third quarter as further discussed below. The return on average assets for the nine-month period ended 1998 and 1997 was 1.69% and (8.09)%, respectively, and return on average equity was 8.10% and (49.11)%, respectively.

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

During the nine-month periods ended September 30, 1998 and 1997 net interest income was $7,314,578, and $1,042,539, respectively. The increase in net interest income from 1997 to 1998 of $6,272,039 (601.61%) is primarily due to an increase in average interest-earning assets of approximately $139,949,285, net of an increase in average interest-bearing liabilities of approximately $88,146,644. In addition, the net yield on earning assets improved from 4.50% in 1997 to 5.72% in 1998.

The following table sets forth the average consolidated balance sheets of the Company and subsidiary for the nine-month periods ended September 30, 1998 and 1997 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                                        1998                                    1997
                                                    -------------------------------------    --------------------------------------
                                                      Average          Total      Average      Average          Total       Average
                                                     Balance(1)      Interest       Rate      Balance(1)       Interest      Rate
                                                    ------------    ------------  -------    ------------    ------------   -------
INTEREST-EARNING ASSETS
    Loans
      Commercial and agricultural                   $ 81,717,752    $  5,395,432    8.83%    $  4,707,071    $    281,841    8.01%
      Real estate - mortgage                          48,372,569       3,133,637    8.66%       5,260,940         354,859    9.02%
      Installment loans to individuals                15,328,985       1,057,504    9.22%       3,841,620         272,952    9.50%
                                                    ------------    ------------    ----     ------------    ------------    ----
        Total loans                                  145,419,306       9,586,573    8.81%      13,809,631         909,652    8.81%

    Securities taxable                                 5,357,365         247,990    6.19%       9,129,477         449,713    6.59%
    Federal funds sold and other
      interest-earning assets                         20,163,370         827,147    5.48%       8,051,648         328,125    5.45%
                                                    ------------    ------------    ----     ------------    ------------    ----
        Total interest-earning assets                170,940,041      10,661,710    8.34%      30,990,756       1,687,490    7.28%

NONINTEREST-EARNING ASSETS
      Cash and due from banks                         14,875,268                                3,188,848
      Other assets                                     4,645,417                                  429,904
      Less:  allowance for loan losses                (3,059,862)                                (249,756)
                                                    ------------                             ------------
        Total                                       $187,400,864                             $ 34,359,752
                                                    ============                             ============


INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand                       $ 25,103,657    $    458,896    2.44%    $  5,912,038    $    117,648    2.66%
      Money market deposits                           27,063,382         689,119    3.40%       2,203,138          49,047    2.98%
      Other savings deposits                           3,268,050          67,050    2.74%       1,124,146          23,378    2.78%
      Time deposits                                   53,904,552       2,132,067    5.29%      11,953,675         454,878    5.09%
                                                    ------------    ------------    ----     ------------    ------------    ----
        Total interest-bearing
          liabilities                                109,339,641       3,347,132    4.09%      21,192,997         644,951    4.07%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                                 38,309,537                                7,000,422
      Other                                              766,285                                  505,124
      Stockholders' equity                            38,985,401                                5,661,209
                                                    ------------                             ------------
        Total                                       $187,400,864                             $ 34,359,752
                                                    ============                             ============

Net interest income                                                  $ 7,314,578                             $ 1,042,539
Net yield on earning assets                                                         5.72%                                    4.50%
                                                                                    ====                                     ====



(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three- and nine-month periods for 1998 increased by $292,994 (943%) and $674,046 (860%), respectively, because of increased activity on deposit accounts. Other operating expenses increased during the three- and nine-month periods for 1998 by $710,579 (88%) and $3,367,615 (278%), respectively. The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1997 to 1998, increases in costs to conduct banking operations and significant start-up expenses related to the opening and operations of two branches. Additionally, during the nine-month period for 1998, the Company granted a $150,000 bonus to its Chief Executive Officer and made a provision of approximately $130,000 related to the termination of a contract with a data service provider.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the nine-month period of 1998, the weighted average yield on taxable securities was 6.19% as compared to 6.59% during 1997. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at September 30, 1998 and December 31, 1997 were as follows:

                                    September 30, 1998         December 31, 1997
                                  -----------------------   -----------------------
                                   Amortized                Amortized
                                     Cost        Market        Cost        Market
                                  ----------   ----------   ----------   ----------
Treasury securities               $2,466,190   $2,466,234   $  498,199   $  499,339
Government agencies                1,631,094    1,656,320    1,921,817    1,928,335
Mortgage backed securities         2,108,272    2,143,519    2,499,384    2,546,770
State and political obligations        6,345        6,345       36,585       36,585
Other securities                   1,215,675    1,215,675       73,875       73,875
                                  ----------   ----------   ----------   ----------
Total securities                  $7,427,576   $7,488,093   $5,029,860   $5,084,904
                                  ==========   ==========   ==========   ==========



                                 Loan Portfolio

At September 30, 1998, December 31, 1997, and September 30, 1997 net loans accounted for 76.0%, 80.9% and 76.1%, respectively, of total assets.

The amount of loans outstanding at September 30, 1998 and December 31, 1997 are shown in the following table according to type of loans:

                                                 September 30,     December 31,
                                                     1998              1997
                                                 ------------      ------------
Commercial                                       $ 55,070,164      $ 45,901,834
Agriculture                                        49,729,865        15,381,803
Real estate
   Commercial                                      31,195,815        16,282,655
   1-4 single family                               28,343,236        18,069,332
Installment loans to individuals                   10,859,999        24,215,058
                                                 ------------      ------------
      Total                                      $175,199,079      $119,850,682
                                                 ============      ============


                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 1998 and 1997:

                                                     1998              1997
                                                 ------------      ------------
Balance of allowance for loan
   losses at the beginning of period             $  2,748,418      $     45,200
Provision charged to operations                       675,000         2,000,000
Charge-offs                                           (19,528)           (4,883)
Recoveries                                             16,039             5,561
                                                 ------------      ------------
Balance at end of period                         $  3,419,929      $  2,045,878
                                                 ============      ============

The Bank had no significant nonaccrual, past due or restructured loans at September 30, 1998.

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

At September 30, 1998 and December 31, 1997, the allowance for loan losses was $3,419,929 and $2,748,418, respectively, which represented 1.95% and 2.29% of outstanding loans at those respective dates.

During the three-month and nine-month periods ended September 30, 1998, the Company recorded provisions for loan losses of $225,000 and $675,000, respectively. The provisions were made in connection with the growth of the loan portfolio of $55,348,397 (46.2%) over the nine-month period. During the three- and nine-month periods of 1997, the Company recorded a $2,000,000 provision for loan losses. The provisions were made in connection with growth of the loan portfolio of $62,619,118 (435.5%) for the three-month period. The increase in loans is attributable to the change in ownership and an aggressive posture taken by management to grow the Company. During 1997, the Company hired nine new, experienced loan officers who have been successful in originating many loans. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

 The Company and the Bank exceeded their regulatory capital ratio at September 30, 1998, as set forth in the following table.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                     For Capital              Prompt Corrective
                                          Actual                  Adequacy Purposes           Action Provisions
                                   ----------------------       --------------------        ---------------------
                                       Amount       Ratio          Amount      Ratio          Amount        Ratio
                                   ------------     -----       ------------   -----        -----------     -----
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.       $ 42,523,000     22.80%      $ 14,918,000  >|= 8.0%       N/A
      The Bank                       41,719,000     22.37%        14,918,000  >|= 8.0%       18,648,000  >|= 10.0%

   Tier I Capital:
      Tejas Bancshares, Inc.       $ 40,179,000     21.55%      $  7,459,000  >|= 4.0%       N/A
      The Bank                       39,375,000     21.12%         7,459,000  >|= 4.0%       11,189,000  >|=  6.0%

To Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.       $ 40,179,000     18.12%      $  8,870,000  >|= 4.0%       N/A
      The Bank                       39,375,000     17.76%         8,870,000  >|= 4.0%       11,087,000  >|=  5.0%

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $20,163,370 during the nine-month period ended September 30, 1998. Additionally, the Company arranged for $5,000,000 in funds purchased lines during the nine-month period. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations in the range of $75 million to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $147,649,178 and $28,193,419 during the nine-month periods for 1998 and 1997, respectively. Average interest-bearing deposits were $109,339,641 in 1998 as compared to $21,192,997 in 1997.

The average daily amount of deposits and rates paid on savings deposits are summarized for the nine months ended September 30, 1998 and 1997 as indicated in the following table:

                                               1998                        1997
                                      --------------------        --------------------
                                         Amount      Rate           Amount       Rate
                                      -----------   ------        -----------   ------
 Deposits
    Noninterest-bearing demand        $38,309,537    0.00%        $ 7,000,422    0.00%
    Interest-bearing demand            25,103,657    2.44%          5,912,038    2.66%
    Money market deposits              27,063,382    3.40%          2,203,138    2.98%
    Other savings deposits              3,268,050    2.74%          1,124,146    2.78%
    Time deposits                      53,904,552    5.29%         11,953,675    5.09%
                                      -----------                 -----------
       Total                         $147,649,178                 $28,193,419
                                     ============                 ===========

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10   Director's Compensation Plan
          27   Financial Data Schedule for September 30, 1998

     (b)  Reports on Form 8-K

          No Form 8-K was filed with the SEC during the quarter ended September 30, 1998.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TEJAS BANCSHARES, INC.


DATE:  November 10, 1998           BY:   /s/ Donald E. Powell
                                         ---------------------------------------
                                         Donald E. Powell, Chief
                                             Executive Officer


DATE:  November 10, 1998           BY:   /s/ Jack Hall
                                         ---------------------------------------
                                         Jack Hall, Chief Financial Officer