Form 10-Q/A
period 1998-09-30
TEJAS BANCSHARES INC
filed 1999-02-10
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------


                                   FORM 10-Q/A


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

                             TEJAS BANCSHARES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.

Item 1:  Financial Information:

         Condensed Consolidated Balance Sheets
             at September 30, 1998 and December 31, 1997                       1

         Condensed Consolidated Statements of Operations and Comprehensive
             Income for the three-month and six-month periods ended
             September 30, 1998 and 1997                                       2

         Condensed Consolidated Statements of Cash Flows for the
             nine-month periods ended September 30, 1998 and 1997              3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2:  Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                         6



Part II. Other Information                                                    16

Signatures                                                                    17

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

                                                  Three-month periods ended     Nine-month periods ended
                                                         September 30,                September 30,
                                                  -------------------------    -------------------------
                                                      1998          1997           1998          1997
                                                  -----------   -----------    -----------   -----------
INTEREST INCOME AND FEES
     Interest and fees on loans                   $ 3,601,035   $   697,780    $ 9,586,573   $   909,652
     Interest and dividends on
       investment securities                           85,044       120,413        247,990       449,713
     Interest on federal funds sold                   372,521       169,559        827,147       328,125
                                                  -----------   -----------    -----------   -----------
            Total interest income                   4,058,600       987,752     10,661,710     1,687,490
INTEREST EXPENSE ON DEPOSITS                        1,337,268       305,266      3,347,132       644,951
                                                  -----------   -----------    -----------   -----------
            Net interest income                     2,721,332       682,486      7,314,578     1,042,539
PROVISION FOR LOAN LOSSES                             225,000     2,000,000        675,000     2,000,000
                                                  -----------   -----------    -----------   -----------
            Net interest income after provision
              for loan losses                       2,496,332    (1,317,514)     6,639,578      (957,461)
OTHER OPERATING INCOME
     Service charges                                  254,403        21,181        534,896        50,857
     Other                                             69,650         9,878        217,491        27,484
                                                  -----------   -----------    -----------   -----------
            Total other operating income              324,053        31,059        752,387        78,341
OTHER OPERATING EXPENSES
     Salaries and employee benefits                   719,376       357,560      2,173,191       605,158
     Depreciation                                      81,030        77,326        201,140        84,558
     Advertising                                       70,658        29,458        274,120        35,780
     Occupancy expense                                 97,720        75,160        267,065        90,238
     Federal Deposit Insurance Corporation
       premiums, net                                    3,952           500         21,246         1,006
     Professional fees                                 56,534         9,920        170,091        43,040
     Supplies, stationery and office expenses         106,911       145,765        515,266       155,832
     Taxes other than on income and salaries           47,500         1,207        142,500         4,790
     Data processing                                   64,344        20,446        269,831        57,980
     Postage                                           31,464        14,036         84,528        26,000
     Other                                            237,814        75,346        460,058       107,039
                                                  -----------   -----------    -----------   -----------
            Total other operating expenses          1,517,303       806,724      4,579,036     1,211,421
                                                  -----------   -----------    -----------   -----------
            Earnings (loss) before income taxes     1,303,082    (2,093,179)     2,812,929    (2,090,541)
INCOME TAXES (BENEFIT)                                211,783       (22,330)       450,382       (11,266)
                                                  -----------   -----------    -----------   -----------
NET EARNINGS (LOSS)                                 1,091,299    (2,070,849)     2,362,547    (2,079,275)
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains/
       (losses) on securities, net of tax               8,118         2,746          3,612        34,890
                                                  -----------   -----------    -----------   -----------
COMPREHENSIVE INCOME                              $ 1,099,417   $(2,068,103)   $ 2,366,159   $(2,044,385)
                                                  ===========   ===========    ===========   ===========

NET EARNINGS (LOSS) PER SHARE                     $      0.08   $     (0.45)   $      0.18   $     (1.06)
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

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Nine-month periods ended September 30, 1998 and 1997

                                                                              Nine-month periods
                                                                              ended September 30,
                                                                        ----------------------------
                                                                            1998            1997
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                $  2,362,547    $ (2,079,275)
     Adjustments to reconcile net earnings (loss) to
         net cash provided (used) by operating activities:
             Depreciation                                                    201,140          84,558
             Deferred income taxes                                          (751,824)        (16,643)
             Provision for loan losses                                       675,000       2,000,000
             Amortization of premium or (accretion) of
                 discount relating to investment securities, net                 491          (3,435)
             Changes in:
                 Accrued interest receivable                              (1,188,891)       (691,807)
                 Other assets                                                (37,059)          4,502
                 Accrued interest payable                                    279,567          46,987
                 Federal income taxes payable                               (164,795)             --
                 Other liabilities                                           394,105          57,343
                                                                        ------------    ------------
                     Net cash provided (used) by operating activities      1,770,281        (597,770)
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities held to maturity                                              --       1,900,277
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                     2,160,803       1,934,767
     Purchases of securities available-for-sale                           (4,559,010)        (24,000)
     Change in loans to customers                                        (55,351,886)    (75,534,836)
     Expenditures for bank premises and equipment                         (1,746,448)       (153,811)
                                                                        ------------    ------------
                     Net cash used by investing activities               (59,496,541)    (71,877,603)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                             78,550,586      44,445,251
     Proceeds from sale of common stock, net of
        issue cost of $159,558                                                    --      39,840,444
     Proceeds from loan from stockholder                                          --       1,000,000
     Repayment of loan from stockholder                                           --      (1,000,000)
     Purchase of treasury stock                                                   --      (2,163,692)
                                                                        ------------    ------------
                     Net cash provided by financing activities            78,550,586      82,122,003
                                                                        ------------    ------------
                     Net increase in cash and cash equivalents            20,824,326       9,646,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          20,126,298       6,185,224
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 40,950,624    $ 15,831,854
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
                                     ============                 ===========

                              Year 2000 Disclosure


In compliance with the Year 2000 Readiness Disclosure Act, the following information is provided as required for this section.

Defining the Problem:

Many computer systems use a two-digit format to indicate the year in a date field, rather than four digits. As a result of this abbreviated format, systems may not appropriately interpret a year, and this could cause miscalculations, computer errors, and even systems failures. (For example, the year 2002 would be 02 in a two digit format, but might be read by the system as 1902.)

Once the issue was defined, a Y2K Committee was appointed by the Board of Directors to develop a strategy and project plan. This committee consists of four members with different functional backgrounds: Operations, Finance, Lending, and Compliance. The Y2K Committee has developed a program which forms the framework for guiding this financial institution toward full Y2K compliance through a multi-phase plan (some phases run concurrently): Awareness, Assessment, Remediation, Testing, and Implementation.

Impact on the Company:

An overall assessment of the Y2K problem was initiated to determine the impact of the Y2K problem. Included in this phase were the identification and prioritization of the Bank's mission critical systems, software, and support equipment, as well as a review of all customers who provide business services to this financial institution. An inventory of all systems was performed which laid the groundwork for the project. Furthermore, all essential vendors and suppliers were contacted to ascertain their Y2K compliance efforts and no material impact was identified. The assessment is 100% complete.

Remediation and Testing :

The Bank relies heavily on a major service provider for its mission-critical applications and operations. Status reports of this providers' efforts with regard to attaining Y2K readiness, including any remediation required, are provided to management on a regular basis.

This mission-critical operating system will be tested on-site in February 1999. (The Company is considering the use of an independent consultant to verify the test results, but has not committed to this matter.) Integrated tests will be conducted on a duplicated client "Test Bank". In addition, all internal platform systems have been or will be completely tested prior to March 31, 1999.

Other third party service providers such as credit reporting agencies, document processing systems, credit card merchant systems, and government reporting systems have been tested internally or certified as Y2K compliant depending on the provider profile.

Risk Assessment (Safety and Soundness Issues):

The most significant risk to the Company is the potential failure of its core operating system. The system must be able to successfully recognize and interpret dates correctly and to make appropriate calculations. This risk is being mitigated through testing and remediation (as previously discussed); however, there is also another type of risk which is being addressed by the
Company: Customer Risk.

The negative impact of large customers who have not dealt with the implications of the Y2K problem on their business operations could pose serious risks to the Company. Therefore, the Company has developed a Risk Assessment Program in order to determine the Y2K readiness of its significant customers, both borrowers and depositors.

In September 1998, management began surveying all borrowers with outstanding aggregate loans in excess of $250,000. The level of risk - Low, Medium, High-was determined based on the results of a questionnaire and internal guidelines. This assessment covered 68% of the portfolio, of which only 6.5% were deemed to exhibit a level of risk above the Low risk category.

Additionally, a similar review is conducted quarterly of all large depositors to ensure Y2K readiness and to avoid any unforeseen liquidity problems for these customers. As of this date, most of the deposit-base has been determined to exhibit low risk factors.

The risk assessment program is on-going, and the results of the quarterly analyses of loans and deposit customers are reported to the board of directors quarterly. Efforts and actions to offset any defined or potential risks have been prescribed in the program.

Implementation and Contingency Planning:

Management has ascertained that no applications will need to be re-programmed or replaced. However, upon the completion of testing in the first quarter of 1999, and based on those results, a contingency program will be completed. The program will also incorporate a business resumption plan for end-users of all system data, not only the mission-critical system. For example, the preparation of loan documents will be manual, if the system is unreliable, until the bank's system is renovated, or another loan processor is obtained. Disruptions in processing will be given utmost attention in the design and implementation of contingency plans.

Additionally, adequate resources required to manage the Y2K project have been allocated by the Company. Expenses attributable to Y2K readiness have been less than $7,500 to date, none of which were incurred to repair or replace software, equipment, or systems. The estimated costs related to Y2K compliance have been budgeted at $25,000 to $30,000, mainly covering test costs and customer communications during 1999. Such costs will be charged to expense as incurred.

Management and directors of the Company believe an effective program is in place to address the Y2K problem. As required by the regulatory agencies, this financial institution has made diligent efforts to conform to all milestone dates as defined by the Federal Financial Institution Examination Council's guidance papers. However, the Company cannot guarantee there will be no impact from Year 2000 issues on its operations, due to its reliance on service provider systems, and the potential impact on its customers. The development of contingency plans to minimize the risk to the organization will be given considerable attention in the next six months. Completion date for all phases of the project is anticipated to be June 30, 1999, or shortly thereafter.

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


                                   TEJAS BANCSHARES, INC.



DATE:  February 8, 1999            BY:   /s/ Donald E. Powell
                                         ---------------------------------------
                                         Donald E. Powell, Chief
                                             Executive Officer


DATE:  February 8, 1999            BY:   /s/ Jack Hall
                                         ---------------------------------------
                                         Jack Hall, Chief Financial Officer