Form 10-K
period 1998-12-31
TEJAS BANCSHARES INC
filed 1999-03-19
CIK 776618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                         Commission File number 0-24023

                             TEJAS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


           Texas                                                 75-1950688
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

905 South Fillmore, Suite 701, Amarillo, Texas                     79101
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (806) 373-7900

Securities to be registered pursuant to Section 12(b) of the Act:
    Title of each class                Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)
                     Common Stock, $1.00 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of registrant's voting stock held by nonaffiliates (which excludes the registrant's Board of Directors) as of February 28, 1999, was $38,157,000. This amount is based on the book value per share of the registrant's voting stock. There is no established public trading market for the registrant's voting stock and there exists no accurate method to determine its current market price.

On February 28, 1999, the Company had 13,397,934 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Documents                                           Part of Form 10-K
Definitive Proxy Statement related to 1999                         Part III
annual meeting of shareholders

                                     PART I

ITEM 1.   BUSINESS.

General

     Tejas Bancshares, Inc.

     Tejas Bancshares, Inc. (the "Company"), was incorporated as a Texas corporation on June 22, 1983, as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (the "BHC Act"). On December 31, 1983, the Company became a bank holding company by acquiring all issued and outstanding capital stock of Fritch State Bank, a Texas banking association. As described herein, during 1997, Fritch State Bank relocated its main office to Amarillo, Texas, and converted its charter from a Texas banking association to a national banking association under the title "The First National Bank of Amarillo" (the "Bank").

     The Company owns all issued and outstanding capital stock of the Bank.

     As of December 31, 1998, the Company had, on a consolidated basis, total assets of approxi mately $247,288,000; total deposits of approximately $205,139,000; total loans of approximately $183,551,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $41,164,000.

     The Company does not, as an entity, engage in separate business activities of a material nature apart from its activities for the Bank. The Company's primary activities are to assist in the management and coordination of the Bank's financial resources and to provide capital, business development, long-range planning, and public relations services for the Bank. The Bank operates under the day-to-day management of its own officers, and the Bank Board formulates its own policies for banking and business matters.

     The Company's primary source of revenue is dividends from the Bank. Any future dividend payments by the Bank will be determined by the Bank based on its financial condition, and any dividends may be declared and paid only in compliance with applicable law and regulatory guidelines.

     As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") in accordance with the requirements in the BHC Act and by the rules and regulations promulgated thereunder by the Federal Reserve.

     The First National Bank of Amarillo

     The Bank is a national banking association with its main office in Amarillo, Texas. The Bank opened for business on April 10, 1965, as a Texas banking association and converted to a national banking association effective June 30, 1997. As a national banking association, the Bank is subject to regulation by the Comptroller of the Currency (the "Comptroller") in accordance with the requirements in the National Bank Act and the rules and regulations promulgated thereunder by the Comptroller. As of

December 31, 1998, the Bank had total assets of approximately $247,289,000; total deposits of approximately $205,853,000; total loans of approximately $183,551,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $40,377,000.

     The Bank provides a full range of banking services to business, industry, public and governmental organizations, and individuals in Amarillo, Dalhart, and Fritch, Texas. The Bank serves its customers with a variety of commercial banking services. For businesses, the Bank offers checking facilities, certificates of deposit, short-term loans for working capital purposes, term loans for fixed assets and expansion needs, and other commercial loans for its business customers. When the borrowing needs of a customer exceed the Bank's lending limit, the Bank participates with other banks in making the loan. Similarly, the Bank provides other services for its customers through its correspondent and other relationships with other financial institutions.

     The individual services provided by the Bank include checking accounts, savings accounts, certificates of deposit, Money Market Deposit accounts, NOW accounts, IRA and qualified retirement plans, safe deposit facilities, and personal loan programs, including home improvement loans, short-term mortgage loans, and installment loans for the purchase of automobiles and other consumer goods. The Bank also provides cashier's checks, travelers' checks, money orders, wire transfers, and bank-by-mail services. The Bank does not presently offer trust services.

     Change in Control of the Company and the Bank

     Effective May 23, 1997, Donald E. Powell, the Company's and the Bank's Chairman of the Board, President, and Chief Executive Officer, acquired control of all outstanding stock of the Company (the "Acquisition"). Mr. Powell's acquisition of control of the Company was accomplished pursuant to a stock purchase agreement by and among Mr. Powell, the Company, and all shareholders of the Company (the "Stock Purchase Agreement").

     The Stock Purchase Agreement stated that the Company would repurchase approximately 73 percent of its outstanding common stock from existing shareholders and that Mr. Powell would acquire the remaining shares from one or more shareholders. The aggregate purchase price for the shares to be received by all shareholders of the Company was $2,163,697.45, and was determined through arms'-length negotiations among the shareholders of the Company, the Company, and Mr. Powell. The Stock Purchase Agreement contemplated that certain non-performing loan assets on the books of the Bank would be transferred out of the Bank for the benefit of the Company's then-current shareholders. Immediately before the closing of the Acquisition, some non-performing loan assets had not been transferred to the shareholders and remained on the Bank's books. Accordingly, the aggregate purchase price for the Company's stock was adjusted downward, and Mr. Powell and the Company on behalf of its shareholders entered into an agreement pursuant to which any net recoveries on the non-performing assets received after the effective date of the Acquisition would be subsequently transferred to the Company's shareholders on a pro rata basis according to each shareholder's respective ownership interest in the Company on the closing date of the Acquisition. The aggregate value of the non-performing loan assets was approximately $79,000 as of May 23, 1997, the effective date of the Acquisition.

     Immediately before consummating the transaction, the Company had 9,195 shares of common stock, par value $10.00 per share, issued and outstanding and owned by 21 shareholders. Pursuant to the Stock Purchase Agreement, the Company repurchased 6,695 shares of the common stock for $1,575,416.47, which shares were subsequently canceled, thereby reducing the number of outstanding shares of the Company to 2,500. Simultaneously, Mr. Powell acquired the remaining 2,500 shares of the Company's outstanding shares of common stock for $588,280.98 from a single shareholder. As a result of these simultaneous transactions, Mr. Powell owned 2,500 shares, which were all issued and outstanding shares of the Company.

     The purchase price for the 6,695 shares repurchased by the Company, $1,575,416.47 in the aggregate, was funded from (i) the proceeds of a $1,000,000 loan to the Company by Mr. Powell, and (ii) a dividend paid to the Company by the Bank. Mr. Powell's loan to the Company, which, pursuant to the Company's promissory note to Mr. Powell, was to be repaid over a ten-year period and was secured by a pledge of all capital stock of the Bank owned by the Company. The loan was repaid in full on September 2, 1997.

     Before acquiring a controlling interest in the Company and an indirect controlling interest in the Bank, Mr. Powell applied for and received regulatory approval of the Acquisition from the Federal Reserve Bank of Dallas and the Texas Department of Banking.

     After Mr. Powell's acquisition of all outstanding stock of the Company, and in anticipation of an intrastate public offering of the Company's common stock, its Articles of Incorporation were amended to (i) increase the authorized shares of common stock of the Company from 10,000 to 20,000,000 shares; (ii) reduce the par value of the common stock of the Company from $10.00 to $1.00 per share;
(iii) eliminate the preemptive  rights of the  shareholders of the Company;  and
(iv) generally update the indemnification provisions in the Company's organizational documents. Since Mr. Powell was the Company's sole shareholder following the Acquisition, these amendments were approved by unanimous written consent following their adoption by the Company's Board of Directors.

     In addition, on July 2, 1997, the Company effected a 77.4372-for-1 stock dividend to all shareholders of record on June 30, 1997 (the "Stock Dividend"). As a result of the Stock Dividend, Mr. Powell's 2,500 shares were converted into 196,093 shares of the Company's common stock, representing all current outstanding shares. The purpose and effect of the Stock Dividend was to preserve Mr. Powell's investment in the Company ($588,280.98) in relation to the price of the shares offered to the public at $3.00 per share. Mr. Powell's original
$588,280.98 investment in the Company is the economic equivalent of having purchased 196,093 shares (excluding a fractional share interest) at $3.00 per share (196,093 shares x $3.00 = $588.279). The conversion of Mr. Powell's 2,500 shares into 196,093 shares was accomplished by declaring a dividend of 77.4372 shares for each share of Common Stock outstanding (2,500 shares outstanding + (77.4372 x 2,500 shares) = 196,093). Following the Stock Dividend, Mr. Powell's cost basis in the stock equaled $3.00 per share, which is equivalent to the price of the Common Stock offered in the public offering.

     Change in Management and Competitive Focus.

     Before the Acquisition, Mr. Powell served as the Chairman of the Board, President, and Chief Executive Officer of Boatmen's First National Bank of Amarillo, Amarillo, Texas. Boatmen's First National Bank of Amarillo, formerly known as The First National Bank of Amarillo before it was acquired by Boatmen's Bancshares, Inc., St. Louis, Missouri, in 1994, had an established correspondent banking relationship with the Bank. Accordingly, because of this relationship, Mr. Powell had developed contacts with former management of the Bank and the Company. In late August 1996, NationsBank Corporation, Charlotte, North Carolina ("NationsBank"), and Boatmen's Bancshares, Inc.("Boatmen's"), announced that they had entered into a definitive agreement pursuant to which NationsBank would acquire Boatmen's. As a result thereof, NationsBank indirectly acquired Boatmen's First National Bank of Amarillo. NationsBank's acquisition of Boatmen's was completed in late January 1997.

     Although Mr. Powell retained his position as an executive officer and Chairman of the Board of Boatmen's First National Bank of Amarillo after the NationsBank transaction in January 1997, he voluntarily resigned from Boatmen's effective February 5, 1997, to pursue other lifelong pursuits, including the operation of a truly "community-owned" financial institution. An initial step in fulfilling this pursuit resulted in the Acquisition of the Company and indirect acquisition of control of the Bank.

     Immediately after the Acquisition, Mr. Powell became the President and Chief Executive Officer of the Company. The Company's former President and Chief Executive Officer continued to be employed by the Bank following the Acquisition and currently serves as the manager of one of the Bank's branches. In addition, immediately following the Acquisition, Mr. Powell, as the sole shareholder of the Company, reconstituted the Company's board of directors with five persons, each of whom, including Mr. Powell, previously served as a member of the board of directors of Boatmen's First National Bank of Amarillo, Mr. Powell's former employer. Information regarding the current executive officer and directors of the Company is given in Part III to this Annual Report on Form 10- K. In addition, following the Acquisition, the executive officers and members of the board of directors of the Bank were reconstituted in similar fashion.

     In addition to the management changes noted above, following the Acquisition, management of the Bank took steps to (1) relocate the main office of the Bank from Fritch, Texas, to Amarillo, Texas, retaining the Fritch location as a full-service branch of the Bank, (2) convert the Bank from a Texas banking association to a national banking association chartered by the Comptroller, and (3) change the name of the Bank from "Fritch State Bank" to "The First National Bank of Amarillo." These transactions, the net result of which was to reintroduce "The First National Bank of Amarillo" to Amarillo, were completed on or about June 30, 1997. In addition, the Bank sought approval to establish two de novo full-service branches in Amarillo and an additional full-service branch in Dalhart, Texas. The Dalhart branch, previously operated by the Bank as a loan production office, opened on October 15, 1997. The two Amarillo branch locations opened on January 29, 1998, and February 12, 1998.

     To support this physical expansion and growth in market presence, the Bank hired approximately 85 additional employees between June 30, 1997, and December 31, 1998, bringing the current number of full-time equivalent employees to 94. Additional information regarding the increase in non-interest expense of the Company associated with the larger employee base is provided at "MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- Other Operating Income and Expense." Many of these persons previously worked for Mr. Powell at The First National Bank of Amarillo or Boatmen's First National Bank of Amarillo following the acquisition by Boatmen's in 1994 and have significant banking experience in the Amarillo banking market.

     In addition to increasing its physical presence in the Texas Panhandle, the Bank sought to increase its loan portfolio by enhancing existing customer relations, aggressively advertising the "return" of The First National Bank of Amarillo, and offering an expanded array of loan products, including agricultural loans. See "BUSINESS - Lending Activities" for additional information regarding the Bank's loan products.

     After the Acquisition and in anticipation of this significant growth and physical expansion of the Company and the Bank, the Company took steps to raise approximately $40 million in additional capital in a community offering principally to Panhandle residents. The intrastate offering to bona fide residents of Texas was concluded on August 31, 1997, when the offering was completely subscribed. Approximately $37.4 million of this newly raised capital was contributed by the Company to the Bank to support loan and deposit growth and a larger lending limit, and to maintain a capital base at a level that the Bank's management deemed sufficient for satisfactory capital ratios.

     A number of key factors which have been primarily attributable to the recent and significant growth of the Company and the Bank following the Acquisition include (1) appointing an experienced and knowledgeable Board of Directors of the Company and the Bank; (2) hiring an experienced management team and seasoned Bank employees; (3) formulating and implementing an aggressive business plan to be an active lending institution and to penetrate key markets in the Texas Panhandle using, at least initially, existing customer contacts and contacts known to the new management team; and (4) a strong local economy. In addition, since the banking business is highly personalized, particularly in the markets served by the Bank, it attributes much of its recent success to the efforts of its enhanced staff who provide personalized banking services to the Bank's customers and the aggressive advertising of its highly personalized service to its target market. One of the Bank's goals is to be the premier financial institution in the Panhandle, recognized for customer service, and the delivery of personalized service has become one of the Bank's most recognizable features since the Acquisition. In addition, the Bank enjoys a unique position as one of the few locally owned and operated national banks in Amarillo. Accordingly, management attributes a portion of its recent success to the Bank's ability to capitalize on customers' disruption, dissatisfaction, and turnover from the acquisition by out-of-state holding companies of many community banks in and around the Panhandle, including Amarillo.

     To some degree, banks and other financial institutions compete on the basis of rates and services. Although the Bank seeks to remain competitive with its interest rates on loans and offers on deposits, it believes that its recent success has been and will continue to be dependent on its emphasis on community banking, customer service, and personal relationships.

Competition

     The banking business in the Bank's trade area, which includes Amarillo, Dalhart, and Fritch, and surrounding areas of the Panhandle, has become increasingly competitive over the past several years, and the level of competition facing the Company and the Bank may increase further. The Company and the Bank experience competition in both lending and attracting funds from other banks and non-bank financial institutions in their market area. Non-bank competitors for deposits and deposit-type accounts include savings and loan associations, credit unions, securities firms, money market funds, life insurance companies, and the mutual funds industry. The Bank encounters competition for loans from other banks, savings and loan associations, finance companies, insurance companies, small loan and credit card companies, credit unions, pension trusts, and securities firms.

     Recent legislation, court decisions, and administrative actions have expanded the business activities in which banks and non-bank financial institutions may engage. When others engage in these activities, the level of competition for the Company and the Bank is expected to increase. Some competitors are not subject to the same degree of regulation and supervision as the Company and the Bank.

     Many banks and other financial institutions with which the Company and the Bank compete have capital resources and legal loan limits substantially above those maintained by the Company and the Bank. These institutions can perform certain functions for their customers, including trust, securities brokerage, and international banking services, which the Company and the Bank presently do not offer directly. Although the Company may offer these services through correspondent banks, its inability to provide these services directly may be a competitive disadvantage.

     The Company considers its principal competition in the commercial banking business to be the other full-service banks in its primary market areas. The Company's products and services in its target market are most similar to those of area banks and, to some extent, savings associations.

     The Bank seeks to provide a high level of personalized banking service to professionals and owner-operated businesses, emphasizing quick and flexible responses to customer demands. The Bank relies heavily on its officers, directors, and existing shareholders to solicit and refer potential customers, and expects this to continue for the foreseeable future.

Trust Department

     In connection with its personalized banking services to professionals and owner-operated businesses, the Bank will form a full-service trust department in mid-1999.

Lending Activities

     With its new management team in place, one of the Bank's main objectives is to seek attractive lending opportunities in its service area. Accordingly, in addition to offering a broad range of deposit services and products typically available from most banks and savings associations, the Bank now offers a full range of retail and commercial credit services designed to meet the borrowing needs of small- and medium-sized businesses and customers in the Bank's service area. These products include commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct-installment consumer loans, residential mortgage loans, construction loans, and letters of credit. Substantially all of the Bank's loans are made to borrowers in the Bank's service area, which includes the Texas Panhandle. The Bank has, however, made a small number of loans outside its service area and in surrounding states.

This practice is limited to borrowers (both individuals and businesses) who have either specific ties to the Bank's service area or businesses in the Bank's service area.

     The Bank  conducts  its  lending  activities  pursuant  to the loan  policy adopted by its Board of Directors. See "BUSINESS -- Loan Policies and Underwriting Practices" for a discussion of the Bank's loan policy. Substantially all loans in the Bank's portfolio have been originated by the Bank. A few loans in the Bank's portfolio, however, were purchased from a competing bank. These purchased loans had been originated by members of the Bank's lending staff during their prior tenure at the competing bank and were seasoned loans of known customers. These purchased loans conform with the Bank's underwriting standards. This practice was unique to the Bank's startup during the latter half of 1997. It is anticipated that future loans will be originated by the Bank's lending staff. The Bank may, from time to time, purchase loans from other banks and participations from correspondent banks, which loans will conform to the Bank's underwriting standards. The Bank has no foreign loans or highly leveraged transaction loans in its portfolio.

Loan Portfolio

     For purposes of this discussion, the Bank's loans are divided into four categories: commercial loans, agricultural loans, real estate loans, and loans to individuals, each discussed below.

     Commercial Loans. The Bank's commercial loans are diversified to meet most business needs. The commercial loans offered by the Bank include (i) commercial real estate loans (discussed herein), (ii) short-term working capital and other commercial loans, and (iii) construction loans (discussed herein). Credit analysis of a commercial loan application involves a review of many related factors including collateral, type of loan, loan maturity, terms and conditions, and various loan-to-value ratios related to the Bank's loan policy. The Bank requires commercial borrowers to submit financial statements at least annually. Any exceptions to this requirement are extremely rare. In addition, the Bank requires appraisals or evaluations for loans secured by real estate. These appraisals or evaluations are obtained before the funds are advanced. The Bank also requires personal guaranties on all non-individual/consumer loans, except when cash collateral or financial strength of the borrower mitigates this requirement. The total number of loans in the Bank's portfolio without personal guaranties at December 31, 1998, is insignificant compared to the overall value of its loan portfolio. Terms are granted commensurate with the useful life of the collateral offered.

     Agricultural Loans. Agricultural loans include loans to cattle feeding operations, cattle producers, farmers and ranchers, and other agriculture-related borrowers. These loans are subject to the credit analysis, financial statement, and collateral requirements mentioned above under commercial loans.

     Real Estate Loans. Real estate loans are divided into three categories: residential mortgage lending, construction loans, and commercial real estate loans, each discussed in greater detail below.

     Residential Mortgage Loans. The Bank's renewed interest in providing residential mortgage loans was fueled by the following factors: (i) the commitment of the Bank's new management team to engage in more traditional lines of banking by providing this product, (ii) a strong real estate market, and
(iii) low interest rates. Residential loan originations are generated by the Bank's in-house originations staff, marketing efforts, present customers, walk-in customers, and referrals from real estate agents, mortgage brokers, and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Substantially all of the Bank's one-to-four family residential mortgage originations are secured by properties in and around Amarillo. The outstanding principal amount of loans secured by properties outside the Bank's service area is not significant compared to the value of the Bank's entire loan portfolio. The Bank does not purchase residential mortgage loans but may sell loans it originates on the secondary market.

     Residential mortgage products include conventional, fixed-rate loans with terms that vary from a 15-year balloon to a 30-year fully amortized loan. The Bank requires loans secured by first mortgages on real estate to have loan-to-value ratios within specified limits, ranging from 60 percent for loans secured by raw land to 95 percent for improved property.

     The Bank reviews information concerning the income, financial condition, employment, and credit history when evaluating an applicant's creditworthiness.

     Construction Loans. The Bank's emphasis in construction loans is directed toward properties that will be owner-occupied. The Bank may finance construction loans for projects built on speculation, but these typically have substantial secondary sources of repayment. The Bank's construction loans are secured by property located primarily in its market area and typically have variable interest rates during the construction period. Construction loans with fixed interest rates were not significant at December 31, 1998. Construction loans to individuals are generally made in connection with permanent financing on the property. In determining whether to originate commercial real estate loans, the Bank considers such factors as the borrower's financial condition and debt service coverage.

     Commercial Real Estate Loans. Commercial real estate loans provide permanent financing for commercial and retail structures, office buildings, warehouses, churches, and multiple-family buildings. Most of these loans are collateralized by owner-occupied properties. Commercial real estate lending entails a thorough analysis of the borrower's financial condition, industry, and debt service coverage, and current and projected economic conditions. Commercial real estate loans are made at both fixed and adjustable interest rates for terms up to 15 years.

     Loans to Individuals. The Bank is becoming a major consumer lender in its service area. Loans to individuals include personal and consumer loans, which may be secured or unsecured depending on the credit quality and purpose of the loan. The Bank requires loan applications and/or personal financial statements from its borrowers on loans that it originates. Loan officers complete a debt-to-income analysis that must meet established standards of the Bank's lending policy. Consumer loan terms vary according to the type and value of collateral, length of contract, and creditworthiness of the borrower. The Bank's underwriting standards for consumer loans include an application, a determination of the applicant's payment history on other debts, with greatest weight being given to payment history with the Bank, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed amount of the loan. See "BUSINESS -- Loan Policies and Underwriting Practices."

     Additional information regarding the various components of the Bank's loan portfolio is provided under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Loan Portfolio."

Risk Elements

     The risk elements in the Company's loan portfolio are similar to those in other comparable commercial banks. Risk elements related to specific loan categories are as follows:

     Commercial Loans. Commercial loans include a variety of loans to commercial entities, including loans to finance accounts receivable, inventories, and other business activities. Risk of nonperformance on these loans includes the risk that the borrower's cash flow will be insufficient to service the debt and the risk that collateral will not be sufficient to offset any loss. Certain loans to qualified borrowers may be unsecured. Risk of nonperformance on these loans includes the risk that the borrower's cash flow will be insufficient to service the debt and the risk that there is no or inadequate collateral to offset any loss.

     Agricultural Loans. Agricultural loans, in addition to risks similar to other commercial loans as described above, may be susceptible to commodity market risk and weather.

     Real Estate Loans. Real estate loans represent the Bank's second greatest concentration of loans, approximately 32.1 percent of the portfolio at December 31, 1998. However, the amount of risk associated with these loans is mitigated in part because of the type of loans involved. At December 31, 1998, the vast majority of the Bank's reals estate loans were collateralized by properties in and around Amarillo, many of which are owner-occupied. Historically, the losses suffered on owner-occupied properties have been small. Because of the volume of real estate loans in the Bank's portfolio which are collateralized by owner-occupied properties, and the appraisal and other real estate lending policies that indicate the value of the collateral for these loans, management does not consider the potential impact of these loans on the loan loss reserve to be excessive, even though real estate loans are a significant percentage of total loans outstanding. Management also pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled, and potential exposures are recognized and reserved for as soon as they are identified.

     Real estate  properties  are  particularly  sensitive  to general  economic conditions and experience devaluation when economic factors decline. Accordingly, an increase in interest rates or a softening of the real estate market may reduce demand for this product.

     Installment Loans. Risk of nonperformance on these loans includes the risk that the borrower's cash flow will be insufficient to service the debt and the risk that the collateral will be insufficient to offset any loss. Currently, the economy in the Bank's service area appears stable. Management is, however, cognizant of the nationwide increase in the personal bankruptcy rate and believes this trend may have an adverse effect on the Bank's net charge-offs. Most of the Bank's loans to individuals are collateralized, which management believes will limit its exposure in this area if current bankruptcy trends continue.

Loan Policies and Underwriting Practices

     General. The Bank's credit officers strive to accommodate all credit needs of creditworthy borrowers. Attempts are made, within the parameters of the Bank's loan policy, as discussed below, to make and structure loans designed to generate future business for the Bank. The Bank operates within the parameters of its loan policy and underwriting standards. These policies and standards, however, may not apply to all potential borrowers or circumstances, and, accordingly, deviations from the loan policy or underwriting standards, related to either collateralization requirements and/or loan-to-value ratio guidelines, are made only in extreme situations. These deviations, which are infrequent and involve loans representing an insignificant amount relative to the value of the Bank's overall loan portfolio, are addressed individually during the underwriting process and must be approved before funding by the Bank's Loan Committee. Although the Bank does not formally track these deviations from policy as a whole (except for real estate loans), known deviations are addressed herein.

     The following summarizes the Bank's loan policy and underwriting practices.

     Loan Policy. The Bank maintains a comprehensive loan policy that establishes guidelines for all categories of lending. In addition, the loan policy states each credit officer's lending authority to make secured and unsecured loans in specific dollar amounts. All loans must be approved by senior credit officers or the Bank's Loan Committee before funding.

     The Bank's Loan Committee administers its loan policy in accordance with directives from the Bank's Board of Directors. The Loan Committee is comprised of four Senior Credit Officers. The Committee reviews policy and procedures at least annually, or more frequently as needed, and submits recommendations to the Bank's Chief Executive Officer for review and approval. Ultimate approval of the loan policy rests with the Bank's Board of Directors.

     The Bank's primary lending area includes customers residing in specified counties in Texas and, to a lesser extent, in portions of the neighboring states of Oklahoma, Kansas, Colorado, and New Mexico.

     Other principles of the Bank's loan policy are described below:

o The Bank will not engage in non-recourse lending unless the loan is specifically approved in advance by the Loan Committee. Non-recourse lending is defined as a loan with no personal liability of the principal of a borrowing entity when the collateral is the only source of repayment. Although the Bank prefers to obtain guarantees of payment from each principal of a closely held corporation, this is not considered non-recourse lending if there is an additional source of repayment other than the collateral.

o If an applicant or a loan application reflects a potential credit weakness, adequate additional support, such as co-signers or enforceable guarantees, is sought. However, these are seldom considered the primary source of repayment and are, therefore, not heavily relied on by the Bank.

o Credit officers are responsible for ascertaining the real market value of any collateral taken on a loan. Appraisal reports or comparable sales reports are used as guidelines only, not as an absolute measure of market value.

o The Bank satisfies itself as to the repayment source of the borrower, whether it is cash flow or liquidation of collateral associated with a normal business cycle (e.g., sale of crops or cattle, or inventory turnover).

Supervision and Regulation

     Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted much legislation that governs banks, bank holding companies, and the banking industry. Descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

     The Company

     As a bank holding company under the BHC Act, the Company is registered with and is subject to regulation by the Federal Reserve. Among other things, applicable statutes and regulations require the Company to file annual and other reports with and furnish information to the Federal Reserve, which may make inspections of the Company.

     The BHC Act provides that a bank holding company must obtain the prior approval of the Federal Reserve to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. The Company currently has no formal agreement or commitments about any such transaction. However, the Company evaluates opportunities to invest in or acquire other banks or bank holding companies as they arise and may engage in these transactions in the future. In addition, the BHC Act restricts the Bank's extension of credit to the Company. The BHC Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve's regulations state specific activities that are permissible under that exception. The Company does not currently have any agreements or commitments to engage in any nonbanking activities.

     In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve considers whether any such activity by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh any possible adverse effects such as undue consideration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve has cease-and-desist powers over parent holding companies and nonbanking subsidiaries if their actions constitute a serious threat to the safety, soundness, or stability of a subsidiary bank. Federal regulatory agencies also have authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. That authority includes the power to impose interest ceilings and reserve requirements on the debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

     A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. The Board of Directors of the Company at this time has no plans for these investments.

     Federal banking law allows a bank holding company to acquire or establish banks in any state of the United States. In addition, Texas banking laws permit a bank holding company which owns stock of a bank outside Texas (an "Out-of-State Bank Holding Company") to acquire a bank or a bank holding company in Texas. Such acquisition may occur only if the Texas bank to be directly or indirectly controlled by the Out-of-State Bank Holding Company has existed and continuously operated as a bank for at least five years. In any event, however, a bank holding company may not own or control banks in Texas whose deposits would exceed 20 percent of the total deposits of all federally insured deposits in Texas. The Board of Directors of the Company at this time has no plans to acquire or establish banks outside Texas.

     The Bank

     The Bank is subject to various requirements and restrictions under federal and state laws, and to regulation, supervision, and regular examination by the Comptroller. The Bank is subject to the Comptroller's power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans and the interest charged thereon, and restrictions relating to investments and other activities of the Bank.

     Dividends. The Bank may generally pay dividends on its stock as long as their payment complies with applicable law and regulations. A national bank may not pay dividends from its stated capital. Additionally, if losses have been sustained at any time by a national bank equal to or exceeding its undivided profits then on hand, it can pay no dividend, and all dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The payment of dividends out of net profits of a national bank is further limited by a provision of the National Bank Act that prohibits it from declaring a dividend on its shares of its stock until 10 percent of its net profits are transferred to the surplus each time dividends are declared, unless the transfer would increase the bank's surplus to an amount greater than its capital. In addition, the prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or to funds to retire any preferred stock. Additionally, under 12 U.S.
C. ss. 1818, the Comptroller has the right to prohibit the payment of dividends by a national bank if the payment is deemed to be an unsafe and unsound banking practice.

     Transactions with Affiliates. The Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of the transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other non-affiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to non-affiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10 percent of the Bank's capital and surplus per affiliate and an aggregate of 20 percent of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank may not purchase low-quality assets from an affiliate. The Company is an affiliate of the Bank.

     Loans to Insiders. Federal law also constrains the types and amounts of loans that any bank may make to its executive officers, directors, and principal shareholders. Among other things, the loans must be approved by the Bank's Board of Directors in advance and must be on terms and conditions as favorable to the Bank as those available to unrelated persons.

     Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including truth-in-lending statutes, the Federal Consumer Credit Protection Act, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and adjustable rate mortgage disclosure requirements. Remedies to the borrower and penalties to the Bank are provided for the Bank's failure to comply with these laws and regulations, whose scope and requirements have expanded significantly in recent years.

     Branch Banking. Pursuant to the Texas Finance Code, all Texas banks may branch statewide. Accordingly, a bank located anywhere in Texas may, subject to regulatory approval, establish branch facilities near any of the Bank's facilities and within its market areas. If other banks establish branch facilities near the Bank or any of its facilities, it is uncertain whether these facilities would have a materially adverse effect on the Bank's business.

     In addition, Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle Act"). It provides for nationwide interstate banking and branching. During 1995, the Texas legislature opted out of the branching provisions under the Reigle Act, which prohibited banks from other states from branching across the Texas border. Similarly, Texas banks were generally prohibited from opening branches outside Texas. The Texas legislature's unanimous decision to opt out of the interstate branching provisions of the Reigle Act was originally intended to be effective until 1999, when the issue will be revisited in that session.

     The decision to opt out of interstate branching, however, did not and does not affect the ability of an out-of-state bank holding company to directly or indirectly acquire a separately chartered bank in Texas. Currently, several out-of-state bank holding companies operate in markets served by the Bank. The Bank considers its principal market area to be the Texas Panhandle, and management currently has no plans to establish a branch network beyond Texas. Accordingly, the Texas legislature's decision to opt out of the branching provisions of the Reigle Act has not had a material effect on the competitive position of the Bank or the Company.

     Because of recent developments in a lawsuit in federal district court involving NationsBank Corporation's successful attempt to branch across the borders of Texas, the Commissioner of the Texas Banking Department issued a press release on May 13, 1998, announcing that the Texas Department of Banking will begin accepting applications regarding interstate merger and branching transactions for all state-chartered institutions. The Commissioner's recent decision is designed to afford competitive parity for state-chartered institutions that compete with federally chartered institutions (such as national banks) in Texas.

     Since  the  Bank's  primary   service  area  is  in  Texas,   these  recent
developments are not expected to have any material effect on the Bank's business or its competitive position in its primary markets.

     Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, control of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those policies influence significantly the overall growth of bank loans, investments, deposits, and interest rates charged on loans or paid on time and savings deposits. Any future monetary policies and their effect on the Bank's future business and earnings, therefore, cannot be predicted accurately.

     Capital Adequacy. In 1983, Congress enacted the International Lending Supervision Act, which, among other things, directed the Comptroller to establish minimum levels of capital for national banks and to require national banks to achieve and maintain adequate capital. Pursuant to this authority, the Comptroller has promulgated capital adequacy regulations to which all national banks, such as the Bank, are subject.

     The Comptroller's capital adequacy regulations are based upon a risk-based capital determination, whereby a bank's capital adequacy is determined in light of the risk, both on- and off-balance sheet, in the bank's assets. Different categories of assets are assigned risk weightings and, based thereon, are counted at a percentage (from 0 to 100 percent) of their book value. The regulations divide capital between Tier 1 capital, or core capital, and Tier 2 capital, or supplemental capital. Tier I capital consists primarily of common stock, noncumulative perpetual preferred stock, related surplus, and minority interests in consolidated subsidiaries. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of varying percentages of the allowance for loan and lease losses, all other types of preferred stock not included in Tier 1 capital, hybrid capital instruments, and term-subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50 percent of qualifying total capital.

     Every national bank must maintain a certain ratio of Tier 1 capital to risk-weighted assets (a "Core Capital Ratio") and a ratio of Tier 1 plus Tier 2 capital to risk-weighted assets (a "Risk-Based Capital Ratio"). All banks must achieve and maintain a minimum Core Capital Ratio of at least 4 percent and a minimum Risk-Based Capital Ratio of 8 percent.

     As of December 31, 1998, the Bank's Core Capital Ratio was 20.2 percent, and its Risk-Based Capital Ratio was 21.5 percent. In addition, national banks generally must achieve and maintain a Leverage Ratio of at least 4 percent. As of December 31, 1998, the Bank's Leverage Ratio was 16.7 percent.

     FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), enacted in 1989, includes various provisions that affect or may affect the Bank. Among other things, FIRREA generally permits bank holding companies to acquire healthy thrifts and failed or failing thrifts. FIRREA also removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs for the company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the Federal Deposit Insurance Company (the "FDIC") to assist the company's failing or failed bank subsidiaries.

     In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, has undergone a change in control within the last two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before the addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition or employment of the director or officer. The Bank is not presently subject to those requirements.

     FIRREA also expands and increases civil and criminal penalties available to the appropriate regulatory agency against certain "institution-affiliated parties" primarily including (i) management, employees, and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, by knowingly or recklessly  violating  a law or  regulation,  breaching  a  fiduciary  duty,  or engaging in unsafe or unsound practices. These practices can include an institution's failure to timely file required reports or to submit accurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other action the ordering agency determines to be appropriate. As a result, the Comptroller now has greater enforcement power than it has had since deregulation of the banking industry in 1978.

     The FDIC Improvement Act. The FDIC Improvement Act of 1991, enacted on December 19, 1991 ("FDICIA"), makes many reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limits deposit insurance coverage, implements changes in consumer protection laws, and calls for least-cost resolution and prompt regulatory action for troubled institutions.

     FDICIA requires every national bank with total assets over $500,000,000 to have an annual independent audit of its financial statements by a certified public accountant to verify that the financial statements are presented in accordance with generally accepted accounting principles and comply with other disclosure requirements prescribed by the Comptroller.

     FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital.

     Under regulations adopted by the Comptroller, a bank is "well capitalized" if it has a total Risk-Based Capital Ratio of 10 percent or more, a Core Capital Ratio of 6 percent or more, and a Leverage Ratio of 5 percent or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. A bank is "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8 percent or more, a Core Capital Ratio of 4 percent or more, and a Leverage Ratio of 4 percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3 percent or more). A bank is "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8 percent, a Core Capital Ratio of less than 4 percent, or a Leverage Ratio of less than 4 percent. A bank is "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6 percent, a Core Capital Ratio of less than 3 percent, and a Leverage Ratio of less than 3 percent. A bank is "critically undercapitalized" if it has a Leverage Ratio of 2 percent or less. In addition, the Comptroller may downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the Bank meets the capital guidelines. According to these guidelines, the Bank was classified as "well capitalized" as of December 31, 1998.

     In addition, if a national bank is undercapitalized, it must submit a capital restoration plan to the Comptroller. Pursuant to FDICIA, an undercapitalized national bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the Comptroller's acceptance of a capital restoration plan for the bank.

     Furthermore, if a national bank is undercapitalized, the Comptroller may take certain actions to correct its capital position; if a bank is significantly undercapitalized or critically undercapitalized, the Comptroller would be required to take one or more prompt corrective actions. These actions would require among other things: (i) sales of new securities to bolster capital, (ii) improvements in management, (iii) limits on interest rates paid, (iv) prohibitions on transactions with affiliates, (v) termination of certain risky activities, and (vi) restrictions on compensation paid to executive officers. If a national bank is critically undercapitalized, FDICIA requires it to be placed into conservatorship or receivership within 90 days, unless the Comptroller and the FDIC concur that other action would better achieve the FDICIA's purposes for prompt corrective action.

     A bank's capital classification affects the frequency of its examinations, impacts its ability to engage in certain activities, and affects the deposit insurance premiums it pays. Under FDICIA, the Comptroller must conduct a full-scope, on-site examination of every national bank at least once every 12 months. An exception to this rule is made, however, for national banks (i) with assets of less than $100,000,000, (ii) categorized as "well capitalized," (iii) found to be well managed with an outstanding composite rating, and (iv) not subject to a change in control during the last 12 months; these banks will be examined by the Comptroller once every 18 months.

     Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized cannot accept those deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if it determines that the deposits would not constitute an unsafe or unsound practice for the bank.

     In addition, under FDICIA, the FDIC can assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss for the bank. (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.) In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories about capital are "well capitalized," "adequately capitalized," and "less than adequately capitalized" (includes "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" banks). The three subcategories for supervisory concerns are "healthy," "supervisory concern," and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund of the FDIC (the "BIF").

     The federal banking agencies have established guidelines, effective August 9, 1995, which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and management compensation. The agencies may require an institution which fails to meet these standards to submit a compliance plan. The agencies are also currently proposing standards for asset quality and earnings. The Company cannot predict what effect these guidelines will have on the Bank.

     Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank paid deposit insurance premiums to the BIF of approximately $25,800 for the year ended December 31, 1998. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     Interstate Banking Legislation. The Reigle Act, enacted into law on September 29, 1994, provides for nationwide interstate banking but does permit each state to choose whether it will permit interstate branching. During its 1995 term, the Texas legislature passed legislation prohibiting interstate branching in Texas until at least 1999. A discussion of the interstate branching provisions of the Reigle Act in the context of the Texas Legislature's decision to opt out is under the caption "SUPERVISION AND REGULATION -- Branch Banking."

     Interstate banking (e.g., out-of-state holding companies acquiring Texas financial institutions), however, cannot be prohibited by states, but it is subject to certain state law limitations on the ages of the banks to be acquired and on the total amount of deposits within a state that a bank holding company may control.

     Management of the Company and the Bank cannot predict any other legislation or regulations and their effects.

     THE FOREGOING SUMMARIZES SOME OF THE RELEVANT LAWS, RULES, AND REGULATIONS GOVERNING NATIONAL BANKS AND BANK HOLDING COMPANIES, BUT DOES NOT PURPORT TO BE A COMPLETE SUMMARY OF ALL APPLICABLE LAWS, RULES, AND REGULATIONS GOVERNING BANKS AND BANK HOLDING COMPANIES.

Environmental Factors

     To date, the Company has not been required to perform any investigations or clean-up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, the Company from time to time forecloses on properties securing loans. There is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at those properties after their acquisition and could be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs in connection with the contamination. The costs of investigation, remediation, or removal of those substances may be substantial, and the presence of the substances, or the failure to properly remediate the property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the person owns or operates the facility. In addition, the owner or former owners of a contaminated site may be subject to common-law claims by third parties based on damages and costs resulting from environmental contamination of the property.

     In its business, the Company may acquire properties through foreclosure, and hazardous or toxic waste could be found on them. The Company could then be held responsible for cleaning up or removing the waste, and the cost could exceed the value of the properties.

Employees

     The Company is a bank holding company and primarily conducts its operations through its subsidiary, the Bank. The Company has no paid employees. Certain Bank employees and directors conduct the Company's business but are not specifically compensated as Company employees. As of December 31, 1998, the Bank had 82 full-time and 16 part-time employees. Employees receive benefits, such as life and health insurance plans. The Bank's employees are not represented by any collective bargaining group. The Bank considers its relations with its employees to be good.

Dependence on Key Personnel

     The Company's and the Bank's growth and development since the Acquisition on May 23, 1997, have largely depended upon the services of Donald E. Powell, Chairman of the Board, President, and Chief Executive Officer. The loss of Mr. Powell's services for any reason could have a material adverse effect on the Company and the Bank.

ITEM 2.   PROPERTIES.

     The Company's executive and administrative offices are located at 905 South Fillmore, Amarillo, Texas. The Company has executed two leases with an unaffiliated third party for this location, one for approximately 5,600 square feet on the seventh floor, which is used for the Company's and the Bank's executive and administrative offices, and one for approximately 2,100 square feet on the ground floor, which is used for retail banking transactions. These leases generally expire in June 2004 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographic market. The term of these leases may be renewed through June 2012. In addition to the main office, the Bank maintains four full-service branch offices in Amarillo (two branches), Dalhart, and Fritch, Texas.

Amarillo, Texas

     As described above, the Bank's main retail office is located on the first floor of a seven-story office complex at 905 South Fillmore in downtown Amarillo. The Bank leases approximately 7,700 square feet of office space from an unaffiliated third party. This location offers a walk-in lobby but has no drive-in lanes.

     On February 2, 1998, and February 17, 1998, the Bank opened two de novo, full-service branches in commercial areas of Amarillo. One branch is near the intersection of U.S. Interstate 40 and Washington Street and is highly visible to passing traffic. The other branch is near the intersection of 34th Avenue and Bell Street, also a highly visible location. The Bank constructed and owns each branch building and leases the ground space from unaffiliated third parties. The leases expire in February 2010 and August 2027. Each stand-alone branch facility is approximately 2,500 square feet and has five drive-through lanes and one walk-up automated teller machine.

     Effective November 1, 1998, the Bank leased ground space for a new branch site to be located at the intersection of 45th Avenue and Coulter. The lease is from a partnership in which Donald E. Powell and Jay O'Brien, director, are partners. Monthly lease payments are $3,757, and the lease extends through October 2013.

Dalhart, Texas

     On October 15, 1997, the Bank opened a de novo, full-service branch at 1723 Tennessee in Dalhart. This branch, which offers four drive-through lanes and one drive-up automated teller machine, is located in a strip shopping center in the business district and is surrounded by other commercial businesses. This facility, which occupies approximately 5,500 square feet, is leased from an unaffiliated third party. The initial term of the lease will expire in October 2002 but may be renewed through October 2012.

Fritch, Texas

     The Fritch branch of the Bank is located downtown at 102 West Broadway (Highway 136). It consists of a one-story brick building (approximately 3,230 square feet) with three drive-through lanes and one drive-up automated teller machine; it is owned by the Bank.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company and the Bank are sometimes involved in various legal proceedings in the normal course of their business. None of these matters, either singularly or in the aggregate, would have, in the management's opinion, a material adverse effect upon the financial statements of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Company's Common Stock, and, as the Transfer Agent for the Company's Common Stock, the Bank believes the Common Stock is seldom traded and is not necessarily aware of the price for which it is bought or sold. There can be no assurance that an active public trading market for the Company's Common Stock will be created.

     None of the Company's shares of Common Stock (i) is subject to outstanding options or warrants to purchase nor are any securities convertible into the Company's Common Stock, except for options to purchase 508,000 shares of Common Stock which have been awarded at December 31, 1998, to key employees of the Bank under the Company's 1998 Incentive Stock Plan, or (ii) is being or proposed to be publicly offered by the Company.

     The Company paid no cash dividends on its Common Stock in 1997 or 1998. The Company intends to retain all earnings to finance its operations and does not expect to pay cash dividends in the foreseeable future. Any decision by the Board of Directors to declare dividends in the future will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

     The Company's ability to pay dividends is also restricted by Texas law. Generally, Texas law prohibits corporations from paying dividends if, after giving effect to the distribution, the corporation would be insolvent, or the distribution exceeds the surplus of the corporation.

     The Company is also subject to the dividend restrictions applicable to national banks because its principal source of income is the dividends the Bank pays to the Company. Under the National Bank Act, dividends may be paid only out of retained earnings as defined in the statute. The Comptroller's approval is required if the dividends for any year exceed the net profits, as defined, for that year plus the retained net profits for the preceding two years. In addition, unless a national bank's capital surplus equals or exceeds the stated capital for its common stock, no dividends may be declared unless the bank makes transfers from retained earnings to capital surplus. See "Supervision and Regulation" under Item 1 of this Annual Report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table gives consolidated selected financial data about the results of operations and financial condition of the Company for the periods and at the dates indicated. Amounts are in thousands, except for weighted average shares outstanding and per-share data. These data are qualified by, and should be read in conjunction with, the separate financial statements, reports, and other financial information elsewhere in this document. Certain consolidated financial data as of and for 1998, 1997, and 1996 are based on and derived from audited financial statements elsewhere in this document. Share data have been adjusted to reflect the 77.4372-for-1 stock dividend on July 2, 1997.

                                                                                        December 31,
                                                  --------------------------------------------------------------------------------

                                                          1998             1997             1996             1995             1994
Summary of Operations
     Interest income                              $     14,922     $      4,020     $      1,146     $      1,133     $        994
     Interest expense                                    4,706            1,260              515              494              408
     Net interest income                                10,216            2,760              631              639              586
     Provision for loan losses                             975            2,700               97              (80)             (70)
     Noninterest income                                  1,149              162              118              136              101
     Noninterest expense                                 6,344            2,242              606              546              581
     Earnings (loss) before income taxes                 4,046           (2,021)              46              309              176
     Income taxes (benefit)                                742              (39)               7              103               53
     Net earnings (loss)                                 3,304           (1,981)              39              206              123

Per Share Data
     Net earnings (loss)                                  0.25            (0.41)            0.20             1.05             0.63
     Book value at end of period                          3.07             2.84             2.91             2.85             2.40
     Average common shares outstanding              13,344,130        4,824,792          712,035          712,035          712,035

Balance Sheet Data (End of Period)
     Total assets                                      247,288          144,741           18,212           18,502           17,903
     Investment securities                               7,303            5,085           10,303           13,308           13,207
     Loans outstanding                                 183,551          117,102            1,464            1,859            1,418
     Allowance for loan losses                          (3,625)          (2,748)             (45)             (22)             (38)
     Total deposits                                    205,139          106,255           16,067           16,381           16,112
     Stockholders' equity                               41,164           37,853            2,068            2,031            1,709




Selected Performance Ratios
     Return on average assets                             1.65%           (3.57)%           0.21%            1.11%            0.68%
     Return on average equity                             8.37%          (15.13)%           1.90%           10.86%            7.40%
     Net interest margin                                  5.59%            5.43%            3.70%            3.77%            3.47%

Asset Quality Ratios
     Nonperforming loans to gross loans                   0.00%            0.00%            4.78%            0.00%            0.00%
     Nonperforming assets to stockholders'                0.00%            0.00%            3.38%            0.00%            0.00%
        equity
     Net charge-offs to average loans                     0.06%            0.00%            4.30%           (4.37)%          (3.67)%
     Allowance to end-of-period loans                     1.94%            2.29%            3.07%            1.21%            2.65%
     Allowance to end-of-period
        nonperforming loans                                N/A              N/A            64.53%             N/A              N/A

Liquidity and Capital Ratios
  (End of Period)
     Loans to deposits                                   89.48%          110.21%            9.11%           11.35%            8.80%
     Equity to assets                                    16.65%           26.15%           11.36%           10.98%            9.55%
     Leverage capital ratio                              16.65%           26.15%           11.36%           10.98%            9.55%

     The Bank's growth in loans and deposits during 1998 and 1997 is primarily attributable the relocation of its main office from Fritch to Amarillo, a more economically vibrant market. Deposit and loan growth can be attributable to the new management team, which has emphasized growth from the Bank's existing client base, capitalized on opportunities in its target market (e.g., customers of competing financial institutions), and delivered personalized banking services to its customers. In addition, the Bank's loan growth is attributable to its aggressive commercial lending program and its entry into agricultural and real estate lending and strong emphasis on the commercial loan market. See "Item 1. BUSINESS -- Change in Management and Competitive Focus" for additional information regarding the various factors contributing to the Bank's recent growth.

     Growth in total assets during 1998 and 1997 is primarily attributable to the increase in the Bank's loan portfolio, which was supported by a significant capital infusion after the Company's stock offering in 1997.

     The increase in 1998 interest income was attributable to the larger loan portfolio, and the increase in noninterest income was accompanied by increases in interest and noninterest expenses. A lower provision for loan losses was necessary to maintain an adequate allowance for loan losses. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision and Allowance for Loan Losses" for additional information about the provision for loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets, and statements of operations and comprehensive income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed financial information included herein.

General

     The Company is a one-bank holding company that commenced operations on December 31, 1983. The Bank, the Company's only subsidiary, originally began operations as Fritch State Bank on April 10, 1965.

     Ownership of the Bank is the Company's major activity. Activities of the Company are limited and are stated in Note 14 to the Consolidated Financial Statements included with this Annual Report on Form 10-K. Accordingly, unless specifically noted herein, the Company's activities as described in this Management's Discussion and Analysis of Financial Condition and Results of Operations are virtually indistinguishable from those of the Bank.

     As more fully discussed in Item 1 "BUSINESS--General" to this Annual Report on Form 10-K, composition of the management team of the Company and the Bank changed significantly in 1997, and the new management team significantly changed the geographic, product, and service focus of the Bank. Prior management generally limited loans to selected commercial and consumer installment loans, which comprised less than 10 percent of average assets. Limited real estate lending was performed, and agricultural loans were made only on a exception basis. During 1997, however, the new management team changed the lending philosophy of the Bank to a more traditional commercial banking activity. Accordingly, loans at year-end 1998 and 1997 represented approximately 77 percent and 62 percent, respectively, of average total assets, as compared to approximately 9 percent at December 31, 1996.

     The new management team's philosophy in growing the loan portfolio was to hire experienced loan officers (nine were hired in 1997), primarily from one large competing financial institution in the Amarillo market, and for those loan officers to aggressively grow the Bank's lending customers' base. Although management aggressively sought new customers, it was, and continues to be, selective in deciding which customers to pursue to operate in a safe and sound manner in accordance with the Bank's loan policy. Thus management believes that the Bank's loan portfolio growth has been achieved without relaxing credit underwriting policies. The Bank's loan policy, including underwriting standards, is discussed at length in Item 1 "BUSINESS--Loan Policies and Underwriting Practices" to this Annual Report on Form 10-K.

     Deposit growth was significant during 1998 and 1997 and was primarily fueled by the additional customers gained through the process mentioned above and by the Bank's ability to attract deposits because of the reputation of its management team and the name recognition of "The First National Bank of Amarillo" in its market. The Bank does not offer above-market rates on its deposits and has no "brokered" deposits.

              For the Years Ended December 31, 1998, 1997, and 1996

Results of Operations

     The Company experienced net earnings of $3,304,303 for the year ended December 31, 1998; a net loss of $1,981,415 for the year ended December 31, 1997; and net earnings of $38,847 for the year ended December 31, 1996. Earnings for 1998, 1997, and 1996 were significantly influenced by activity in the allowance for loan losses, as discussed below. The return on average assets for 1998, 1997, and

1996 was 1.65 percent, (3.57) percent, and 0.21 percent, respectively, and return on average equity was 8.37 percent, (15.13) percent, and 1.90 percent, respectively.

     The improvement in return on average assets and average equity from 1997 to 1998 is primarily attributable to higher net interest income and non-interest income, and a lower provision for loan losses, both of which were offset by higher non-interest expense. The decline in return on average assets and average equity from 1996 to 1997 is primarily attributable to an increased loan loss provision which is more fully discussed under the caption "Provision and Allowance for Loan Losses" to this Section on page 29. The provision for loan losses in 1996 was approximately $97,000 in comparison to the 1998 and 1997 provisions of $975,000 and $2,700,000, respectively. The larger provisions in 1998 and 1997 were made in connection with the substantial growth in the loan portfolio of approximately $182 million over the two-year period. With the aforementioned growth in loans in 1998 and 1997, management believed that the allowance for loan losses should grow also. Accordingly, management made a subjective determination of the allowance based on banking experience and knowledge, comparison to peers, and an intentional effort to be conservative. Management expects that appropriate, additional provisions will be made as the loan portfolio grows.

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

     During the years ended December 31, 1998, 1997, and 1996, net interest income was $10,215,928, $2,759,399, and $630,340, respectively. The increase in net interest income during 1998 and 1997 of $7,456,529 (271.3 percent) and $2,129,059 (337.8 percent), respectively, is primarily due to an increase in average interest-earning assets of approximately $131,946,000 and $33,651,000, respectively, net of an increase in average interest-bearing liabilities of approximately $87,949,000 and $16,715,000, respectively.

     The following table gives the average consolidated balance sheets of the Company and its subsidiary for the past three years along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category, and net yield on interest-earning assets:

                                                            1998                                          1997
                                        -----------------------------------------      ---------------------------------------
                                         Average           Average        Average       Average         Average        Average
                                        Balance(1)         Interest        Rate        Balance(1)       Interest         Rate
                                        ----------         --------       -------      ----------       --------       -------
ASSETS

INTEREST-EARNING ASSETS
Loans(1)
  Commercial and agricultural         $  87,548,987     $   7,587,292       8.67%    $  17,995,796   $   1,402,875       7.80%
  Real estate - mortgage                 51,373,294         4,385,126       8.54%        9,802,883         967,649       9.87%
  Installment loans to individuals       14,517,960         1,338,075       9.22%        6,571,260         653,917       9.95%
                                      -------------     -------------                -------------   -------------
      Total loans                       153,440,241        13,310,493       8.67%       34,369,939       3,024,441       8.80%
Securities
  Taxable                                 5,822,355           351,933       6.04%        8,284,534         547,719       6.61%
  Nontaxable(2)                                  --                --       0.00%               --              --       0.00%

                                                          1996
                                        ---------------------------------------
                                         Average         Average       Average
                                        Balance(1)       Interest        Rate
                                        ----------       --------       -------
ASSETS

INTEREST-EARNING ASSETS
Loans(1)
  Commercial and agricultural         $     800,393   $      65,589       8.19%
  Real estate - mortgage                    210,570          22,646      10.75%
  Installment loans to individuals          637,431          65,102      10.21%
                                      -------------   -------------
      Total loans                         1,648,394         153,337       9.30%
Securities
  Taxable                                13,008,396         856,281       6.58%
  Nontaxable(2)                             100,000          13,333      13.33%

                                                            1998                                          1997
                                        -----------------------------------------      ---------------------------------------
                                         Average           Average        Average       Average         Average        Average
                                        Balance(1)         Interest        Rate        Balance(1)       Interest         Rate
                                        ----------         --------       -------      ----------       --------       -------
Federal funds sold and other
interest-earning assets                  23,487,671         1,259,919       5.36%        8,149,589         447,378       5.49%
                                      -------------     -------------       ----     -------------   -------------       ----
      Total interest-earning assets     182,750,267        14,922,345       8.17%       50,804,062       4,019,538       7.91%

NONINTEREST- EARNING ASSETS
Cash and due from banks                  15,562,646                                      4,718,760
Other assets                              5,154,451                                        714,565
Less: allowance for loan losses          (3,161,808)                                      (706,649)
                                      -------------                                  -------------
      Total                           $ 200,305,556                                  $  55,530,738
                                      =============                                  =============

LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
Interest-bearing demand               $  26,914,760     $     607,289       2.26%    $   7,244,335   $     192,816       2.66%
Money market deposits                    29,615,881           957,149       3.23%        5,005,414         160,530       3.21%
Other savings deposits                    3,590,907            91,491       2.55%        1,282,500          35,507       2.77%
Time deposits                            58,168,553         3,050,488       5.24%       16,808,512         871,286       5.18%
      Total interest-bearing
            liabilities                 118,290,101         4,706,417       3.98%       30,340,761       1,260,139       4.15%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY
Demand deposits                       $  41,673,022                                  $  11,894,019
Other                                       860,854                                        195,956
Stockholders' equity                     39,481,579                                     13,100,002
                                      -------------                                  -------------
      Total                           $ 200,305,556                                  $  55,530,738
                                      =============                                  =============

Net interest income                                     $  10,215,928                                $   2,759,399
                                                        =============                                =============
Net yield on earning assets                                                 5.59%                                        5.43%
                                                                            ====                                         ====
Tax equivalent adjustment(2)                                       --                                $          --

                                                           1996
                                         ---------------------------------------
                                          Average         Average       Average
                                         Balance(1)       Interest        Rate
                                         ----------       --------       -------
Federal funds sold and other
interest-earning assets                    2,396,721         127,364       5.31%
                                       -------------   -------------       ----
      Total interest-earning assets       17,153,511       1,150,315       6.71%

NONINTEREST- EARNING ASSETS
Cash and due from banks                    1,208,987
Other assets                                 369,056
Less: allowance for loan losses              (43,663)
                                       -------------
      Total                            $  18,687,891
                                       =============

LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
Interest-bearing demand                $   4,857,209   $     132,199       2.72%
Money market deposits                        978,617          29,250       2.99%
Other savings deposits                     1,101,010          30,085       2.73%
Time deposits                              6,689,379         323,908       4.84%
      Total interest-bearing
            liabilities                   13,626,215         515,442       3.78%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY
Demand deposits                        $   2,903,235
Other                                        109,523
Stockholders' equity                       2,048,918
                                       -------------
      Total                            $  18,687,891
                                       =============

Net interest income                                    $     634,873
                                                       =============
Net yield on earning assets                                                 3.70%
                                                                            ====
Tax equivalent adjustment(2)                           $       4,533

----------
(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Taxable equivalent adjustment is computed using a 34% tax rate.


     The following table summarizes the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                        1998 Compared to 1997                        1997 Compared to 1996
                                           --------------------------------------------    -----------------------------------------
                                              Volume           Rate             Net           Volume         Rate           Net
INTEREST EARNED ON
  Loans
    Commercial and agricultural            $  5,422,071    $    762,345    $  6,184,416    $  1,409,085    $ (71,799)  $  1,337,286
    Real estate - mortgage                    4,103,443        (685,966)      3,417,477       1,031,620      (86,617)       945,003
    Installment loans to individuals            790,789        (106,630)        684,159         606,033      (17,218)       588,815
                                           ------------    ------------    ------------    ------------    ---------   ------------
      Total                                $ 10,316,303    $    (30,251)   $ 10,286,052       3,046,738     (175,634)     2,871,104
  Securities
    Taxable                                    (162,783)        (33,003)       (195,786)       (310,949)       2,387       (308,562)
    Nontaxable                                       --              --              --         (13,333)          --        (13,333)
    Federal funds sold and
      other interest-earning assets             841,997         (29,456)        812,541         305,712       14,302        320,014
                                           ------------    ------------    ------------    ------------    ---------   ------------
      Total interest-earning assets          10,995,517         (92,710)     10,902,807       3,028,168     (158,945)     2,869,223

INTEREST-PAID ON
  Deposits
    Interest-bearing demand                     523,551        (109,079)        414,472          64,971       (4,354)        60,617
    Money market deposits                       789,288           7,331         796,619         120,357       10,923        131,280
    Other savings deposits                       63,911          (7,927)         55,983           4,959          463          5,422
    Time deposits                             2,143,938          35,265       2,179,203         489,981       57,397        547,378
                                           ------------    ------------    ------------    ------------    ---------   ------------
      Total interest-bearing liabilities      3,520,688         (74,410)      3,446,278         680,268       64,429        744,697
                                           ------------    ------------    ------------    ------------    ---------   ------------

      Net interest income                  $  7,474,829    $    (18,300)   $  7,456,529    $  2,347,900    $(223,374)  $  2,124,526
                                           ============    ============    ============    ============    =========   ============

     The change in interest due to volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Operating Income and Expense

     Other Operating Income. Other operating income for 1998 and 1997 increased by $987,867 (611.6 percent) and $43,605 (37 percent), respectively, because of increased activity on deposit accounts.

     Other Operating Expenses. During 1998 and 1997, other operating expenses increased by $4,102,364 (183 percent) and $1,636,055 (270.2 percent), respectively. The increase in operating expenses was primarily attributable to the Company's overall growth, including an increase of 40 and 45, respectively, full-time equivalent employees in 1998 and 1997 as compared to 1996 (which accounted for approximately $1,933,000 and $690,000, respectively, of the increase in operating expenses), increases in costs to conduct banking operations (which accounted for approximately $2,170,000 and $670,000, respectively, of the increase in operating expenses), and expenses related to the Bank's change in domicile and charter (which accounted for approximately $275,000 of the increase in operating expenses during 1997).

Securities Portfolio

     The Company's objective in its management of the investment portfolio is to maintain high quality, relatively liquid investments with competitive returns. During 1998, the weighted average yield on taxable securities was 6.04 percent as compared to 6.61 percent during 1997 and 6.58 percent during 1996. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

     The carrying values of the major classifications of securities were as follows:

                                                 Available-for-Sale                           Held-to-Maturity
                                       ----------------------------------------     ------------------------------------
                                          1998           1997           1996          1998         1997          1996
                                          ----           ----           ----          ----         ----          ----
U.S. Treasury and other U.S.
  government agencies and
  corporations                         $4,090,764     $2,427,674     $  306,340     $     --     $     --     $6,940,511
Mortgage-backed securities              1,993,793      2,546,770      1,600,986           --           --      1,327,785
States and political subdivisions           2,810         36,585             --           --           --         77,453
Other securities                        1,215,675         73,875         49,875           --           --             --
                                       ----------     ----------     ----------     --------     --------     ----------
Total                                  $7,303,042     $5,084,904     $1,957,201     $     --     $     --     $8,345,749
                                       ==========     ==========     ==========     ========     ========     ==========

     The following table shows the stated maturities of securities at December 31, 1998, and their weighted average yields (calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security). Mortgage-backed securities (MBS) are reported at their estimated average life.

                                                            Maturing After One     Maturing After Five
                                           Maturing        Year But Within Five      But Within Ten            Maturing
                                        Within One Year            Years                  Years             Over Ten Years
                                     -------------------   --------------------    -------------------    ----------------
                                       Amount      Yield      Amount     Yield       Amount      Yield      Amount     Yield
AVAILABLE-FOR-SALE
U. S. Treasury and other U.S.
      government agencies and        $2,213,750    4.88%    $1,823,438    6.11%    $  162,187    6.31%    $1,886,182    7.08%
      corporation and MBS
State and political
      subdivisions                           --    0.00%            --    0.00%            --    0.00%         2,810    5.31%
Other securities (1)                         --    0.00%            --    0.00%            --    0.00%     1,215,675    6.00%
                                     ----------             ----------             ----------             ----------
         Total                       $2,213,750    4.88%    $1,822,438    6.11%    $  162,187    6.31%    $3,104,667    6.14%
                                     ==========             ==========             ==========             ==========

(1) Securities do not have maturity dates and are included in over ten years column.

Loan Portfolio

     During 1998, total loans increased by approximately $67,180,000 from $119,995,205 at December 31, 1997, to $187,176,359 at December 31, 1998. From
1993 through 1996, total loans were about $1.5 to $1.9 million. At December 31, 1998, 1997, and 1996, net loans accounted for 74.2 percent, 80.9 percent, and
7.8 percent, respectively, of total assets. The growth in the loan portfolio during 1998 and 1997 was primarily attributable to the previously discussed change of ownership of the Company and the Bank, the change in management after the Acquisition, and, as a result of the management change, the Bank's renewed emphasis on lending and its recognition of the importance of loans in its overall asset mix.

     Prior management of the Bank generally limited loans to selected commercial and consumer installment loans, which portfolio of loans comprised less than 10 percent of total average assets. The Bank conducted limited real estate lending, due primarily to the stagnant economy in the Bank's primary market, and agricultural loans were made only on an exceptional basis. During 1997, however, the Bank relocated to the larger and more economically viable Amarillo market, and new management changed the Bank's lending philosophy to more closely resemble a traditional commercial banking business. To accomplish its goal of growing the Bank's loan portfolio, management hired nine experienced loan officers in 1997, primarily from one competing financial institution in Amarillo. These loan officers were successful in generating new business from existing customers of the Bank as well as new customer relationships for the Bank. As a result, at December 31, 1998, and 1997, loans represented approximately 77 percent and 62 percent, respectively, of total average assets, as compared to less than 10 percent of total average assets at December 31, 1996. Although taking an aggressive posture in growing the loan portfolio, management was careful to build a portfolio consistent with the underwriting parameters set forth in the Bank's loan policy. Accordingly, management believes that the significant growth in the Bank's loan portfolio during 1998 and 1997 has been achieved without relaxing credit underwriting policies.

     Growth in the loan portfolio, as discussed above, also resulted in a significant change in the portfolio mix. The loan portfolio in 1996 consisted primarily of commercial loans (representing approximately 36 percent of total loans) and installment loans (representing approximately 53 percent of total loans). With the change in philosophy as described above, agribusiness and real estate lending activity increased from 0 percent to 11 percent of the loan portfolio, respectively, at December 31, 1996, to approximately 13 percent and 29 percent of total loans, respectively, at December 31, 1997, and approximately 27 percent and 35 percent of total loans, respectively, at

December 31, 1998. The mix of commercial loans remained relatively stable as a percentage of the loan portfolio from December 31, 1996, to December 31, 1997.

     The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loans:

                                                                      December 31
                             --------------------------------------------------------------------------------------------
                                 1998                1997                 1996               1995               1994
                             --------------------------------------------------------------------------------------------

                                Amount              Amount               Amount             Amount              Amount
                                ------              ------               ------             ------              ------
Commercial                   $ 65,560,035        $ 45,901,834        $    553,641        $    480,177        $    298,018

Agricultural                   50,051,845          15,381,803                  --             575,000                  --

Real Estate
   Commercial                  39,643,202          16,282,655              54,321             124,772             105,373
   1-4 Family                  20,542,212          18,069,332             114,156             139,453             352,634

Installment loans
   to individuals              11,407,138          24,359,581             822,872             611,210             711,905

Student loans                     104,302                  --                  --                  --                  --
                             ------------        ------------        ------------        ------------        ------------

          Total              $187,308,734        $119,995,205        $  1,544,990        $  1,930,612        $  1,467,930
                             ============        ============        ============        ============        ============

     The following table shows the maturity analysis of loans outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:


                                                      Maturing After
                                           Maturing    One Year But    Maturing
                                            Within      Within Five     After
                                           One Year       Years       Five Years
                                         -----------   -------------  ----------
Total loans
         Individuals                     $ 3,346,603   $ 7,385,258   $   779,580
         Commercial                       43,032,533    17,422,442     5,821,417
         Real Estate                      11,865,204    14,380,587    33,939,622
         Agricultural                     37,040,268     7,957,273     4,337,948
                                         -----------   -----------   -----------
                  Total                  $95,284,608   $47,145,560   $44,878,567
                                         ===========   ===========   ===========
Loans maturing after one year with:
         Predetermined interest rates    $19,373,019   $24,175,669   $29,886,268
         Floating or adjustable rates     75,911,589    22,969,891    14,992,299
                                         -----------   -----------   -----------
                  Total                  $95,284,608   $47,145,560   $44,878,567
                                         ===========   ===========   ===========

     The Bank has no specific policies regarding "rollover" of short-term loans in its portfolio. Although some loans are expected to be renewed at maturity, the Bank evaluates each maturing loan on a case-by-case basis to determine whether it should be renewed or whether the borrower should be requested to pay off the loan at maturity. The Bank cannot reasonably estimate the dollar amount of loans maturing during 1999 which may ultimately be renewed.

Provision and Allowance for Loan Losses

     The following table summarizes the Bank's loan loss experience for the last five years ended December 31:

                                                     1998             1997             1996              1995              1994
                                                 -----------       -----------      -----------       -----------       -----------
BALANCE OF ALLOWANCE FOR LOAN
   LOSSES AT THE BEGINNING OF YEAR               $ 2,748,418       $    45,200      $    22,574       $    36,605       $    55,381

CHARGE-OFFS
   Commercial                                        101,981                --            3,826             1,000                --
   Real estate construction                               --                --               --                --                24
   Real estate mortgage                                   --                --               --                --                --
   Installment                                        12,238             5,144               --             6,816             2,688
   Agricultural                                           --                --           79,001                --                --
                                                 -----------       -----------      -----------       -----------       -----------
         Total loan charge-offs                      114,219             5,144           82,827             7,816             2,712
                                                 -----------       -----------      -----------       -----------       -----------

RECOVERIES
   Commercial                                         13,500             7,906              396            71,062            25,507
   Real estate construction                               --                --               --                --            28,000
   Real estate mortgage                                   --                --               --                --                --
   Installment                                         2,736               456            8,054             1,686             1,429
                                                 -----------       -----------      -----------       -----------       -----------
         Total loan recoveries                        16,236             8,362            8,450            72,748            54,936
                                                 -----------       -----------      -----------       -----------       -----------

NET RECOVERIES (CHARGE-OFFS)                         (97,983)            3,218          (74,377)           64,932            55,224

PROVISION CHARGED (CREDITED)
   TO OPERATIONS                                     975,000         2,700,000           97,003           (79,963)          (70,000)
                                                 -----------       -----------      -----------       -----------       -----------

BALANCE AT END OF YEAR                           $ 3,625,435       $ 2,748,418      $    45,200       $    22,574       $    37,605
                                                 ===========       ===========      ===========       ===========       ===========

RATIO OF NET CHARGE-OFFS DURING
   THE PERIOD TO AVERAGE LOANS-
   OUTSTANDING DURING THE PERIOD                       0.06%             0.00%            4.30%             4.37%             3.49%
                                                 ===========       ===========      ===========       ===========       ===========

     Risk elements include accruing loans past due 90 days or more, nonaccrual loans, and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties, potential problem loans, and loan concentrations.

     The following table summarizes the Bank's nonaccrual, past-due, and restructured loans for the years ended December 31:

                                           1998            1997           1996            1995             1994
                                         -------        ----------       -------        ---------       ----------
LOANS ACCOUNTED FOR ON A
   NON ACCRUAL BASIS
   Commercial                            $    --        $      --        $    --        $      --        $      --
   Real estate construction                   --               --             --               --               --
   Real estate mortgage                       --               --             --               --               --
   Installment                                --               --             --               --               --
   Agricultural                               --               --             --               --               --
                                         -------        ---------        -------        ---------        ---------
     Total                               $    --        $      --        $    --        $      --        $      --
                                         =======        =========        =======        =========        =========




ACCRUING LOANS WHICH ARE PAST DUE
   90 DAYS OR MORE
   Commercial                            $    --        $      --        $    --        $      --        $      --
   Real estate construction                   --               --             --               --               --
   Real estate mortgage                   14,952               --         63,864               --               --
   Installment                                --               --          6,178               --               --
   Agricultural                               --               --             --               --               --
                                         -------        ---------        -------        ---------        ---------
     Total                               $14,952        $      --        $70,042        $      --        $      --
                                         =======        =========        =======        =========        =========

     At December 31, 1998, the Bank had no foreign loans outstanding and no loan concentrations, except for those indicated in the first table under "Loan Portfolio," exceeding 10 percent of total loans.

     Management believes all material restructured loans have been identified based upon the Bank's loan data system and management's awareness of the loan files and customer contacts.

     The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes are reasonable, but which may not be valid. Thus, there can be no assurance that future charge-offs will not exceed the allowance for loan losses or that additional increases in the loan-loss allowance will not be required. Activity in the allowance for loan losses for 1998, 1997, and 1996 had a significant impact on earnings.

     Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company's consolidated statements of operations and comprehensive income, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period, and current and anticipated economic conditions. The Company believes that it is conservative in the identification and charge off of problems, and, in certain instances, the Company has received recoveries on loans that were previously charged off.

     At December 31, 1998, 1997, and 1996, allowances for loan losses were $3,625,435, $2,748,418, and $45,200, respectively, which represented 1.94 percent, 2.29 percent, and 3.09 percent of outstanding loans at those respective dates. This compares to peer group percentages of the allowance for loan losses to outstanding loans of 1.35 percent, 1.47 percent, and 1.74 percent for 1998, 1997, and 1996, respectively.

     During 1998 and 1997, the Company recorded provisions for loan losses of $975,000 and $2,700,000, respectively. The provisions were made in connection with the respective increases of $67,313,529 and $118,450,215 and in the loan portfolio from $1,544,996 (1996), to $119,995,204 (1997), to $187,308,734
(1998). The increase in loans is primarily attributable to the change in ownership and management's aggressive posture to grow the Company. During 1997, the Company hired nine experienced loan officers who successfully originated many loans.

     Determination of the Company's amount of the provision for loan losses during 1998 and 1997 was unique. Prior management of the Company generally limited its lending activity to commercial and consumer installment loans, and the loan portfolio constituted less than 10 percent of average total assets of the Bank. Because of significant growth in the loan portfolio during 1997, new management believed that the allowance for loan losses should grow also. Determining an appropriate level of allowance for loan loss and provision for loan loss was unique because, with management's decision to offer a broader range of loan products and to deploy more of the Bank's assets in loans, the Company had no historical loss history to benchmark against. Accordingly, management made a subjective determination of the proper level of allowance based on collective banking experiences, knowledge of the market and conditions, comparison to peers, and an intentional effort to be conservative during this growth phase. Management believes that appropriate underwriting practices were adhered to in the origination of new loans during 1998 and 1997, and, although the Company had no significant impaired, potential problem, or nonperforming loans at December 31, 1998, management recognized that losses are often inherent in the lending process. Accordingly, management believes that loan losses should be provided for as the loan portfolio grows, even if specific problem loans are not yet identified. Management is also concerned that, while economic conditions are currently good, conditions can change in the foreseeable future, and making conservative provisions was prudent. Determination of an appropriate allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

     The risk elements in the Company's loan portfolio are similar to those in the loan portfolios of other comparable commercial banks in the Bank's lending area and are discussed in detail under the caption "GENERAL--Lending Activities--Risk Elements." Management made a subjective determination of the proper level of the allowance for loan losses by considering each risk element and drawing from collective banking experiences and knowledge of the Company's market, by evaluating overall economic conditions, by comparing its loan portfolio to those of peer banks, and by intentionally trying to be conservative during the Bank's significant growth phase. Management thus determined that allowances at December 31, 1998, of $3,625,435 (representing 1.94 percent of outstanding loans) and of $2,748,418 at December 31, 1997 (representing 2.29 percent of outstanding loans), were appropriate.

     During 1996, the Company recorded a provision for loan losses of approximately $97,000. In the first quarter of 1996, information came to light during an FDIC regulatory examination of the Bank regarding a $175,000 loan participation, and the Company recorded a provision of approximately $19,000 for that participation. After March 31, 1996, the loan participation continued to deteriorate, and additional provisions of approximately $60,000 were made. In late fiscal 1996, a settlement payment of $52,000 was received, and the remaining outstanding balance of approximately $79,000 was charged off.

     The allowance for loan losses is not specifically allocated among the various categories of loans in the portfolio, and management cannot predict the amount of charge-offs by loan category in 1999.

     At December 31, 1998, 1997, or 1996, there were no significant impaired loans or loans delinquent over 90 days.

     Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

     Management's policy is to charge off loans when it determines that the outstanding principal on the loan is uncollectible. Loans charged off do not necessarily mean that a loan has absolutely no recovery or salvage value; rather, when management decides to charge off a loan, management has determined that it is no longer practical or desirable to defer writing off the loan even though partial recovery may eventually be effected.

     Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the loan contract. These loans are current as to principal and interest, and, accordingly, they are not included in nonperforming assets categories. At December 31, 1998, the Company had no material loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in determining the adequacy of the allowance for loan losses.

Deposits and Other Interest-Bearing Liabilities

     Deposits. Average total deposits were $159,963,123, $42,234,780, and $16,529,450 during 1998, 1997, and 1996, respectively. Average interest-bearing deposits were $188,290,101 in 1988 as compared to $30,340,761 in 1997 and $13,626,215 in 1996.

     The average daily amount of deposits and rates paid on savings deposits is summarized for the periods indicated in the following table.

                                             Year Ended                   Year Ended                    Year Ended
                                          December 31, 1998            December 31, 1997              December 31, 1996
                                      ------------------------      -----------------------      ------------------------
                                         Amount          Rate          Amount          Rate         Amount           Rate
                                         ------          ----          ------          ----         ------           ----
DEPOSITS
   Noninterest-bearing demand         $ 41,673,022       0.00%      $ 11,894,019       0.00%     $  2,903,235       0.00%
   Interest-bearing demand              26,914,760       2.26%         7,244,335       2.66%        4,857,209       2.27%
   Money market deposits                29,615,881       3.23%         5,005,414       3.21%          978,617       2.99%
   Other savings deposits                3,590,907       2.55%         1,282,500       2.77%        1,101,010       2.73%
   Time deposits                        58,168,553       5.24%        16,808,512       5.18%        6,689,379       4.48%
                                      ------------                  ------------                 ------------
     Total                            $159,963,123                  $ 42,234,780                 $ 16,529,450
                                      ============                  ============                 ============

     Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 1998, are summarized as follows:

     3 months or less                                           $22,340,473
     Over 3 months through 12 months                             19,406,613
     Over 12 months                                                 607,377
                                                                -----------
                                                                $42,354,463
                                                                ===========

     There were no deposits by foreign depositors at December 31, 1998, 1997, or 1996.

Significant Financial Ratios

     The following table shows consolidated operating and capital ratios for 1998, 1997, and 1996.

                                                  1998        1997         1996
                                                 ------     --------      ------
Return on average assets                          1.65%      (3.57)%       0.21%
Return on average equity                          8.37%     (15.13)%       1.90%
Average equity to average asset ratio            19.71%      23.59 %      10.96%
Dividend payout ratio to net earnings             0.00%       0.00 %       0.00%

     The increase in return on average assets and average equity from 1997 to 1998 is primarily attributable to higher net interest income and a lower loan loss provision. The decline in return on average assets and average equity from 1996 to 1997 is primarily attributable to an increased loan loss provision which is more fully discussed under the caption "Other Operating Income and Expense." The provision for loan losses in 1996 was approximately $97,000 in comparison to the 1997 provision of $2,700,000. The larger provision in 1997 was due to the substantial growth in the loan portfolio of approximately $115 million (representing an increase of 8,154 percent over the prior year). Thus, management believes that the allowance for loan losses should grow also. Accordingly, management made a subjective determination of the allowance based on banking experience and knowledge, comparison to other banks, and an intentional effort to be conservative. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

Borrowed Funds

     The Company had no borrowed funds at December 31, 1998, 1997, or 1996.

Capital

     The cornerstone of the Company's capital structure is its common stock, which represents 100 percent of total capitalization at December 31, 1998. The Company's equity base was strengthened significantly during 1997 through the issuance of common stock in an intrastate offering to bona fide Texas residents on August 31, 1997. The Company raised approximately $40 million in new capital in this offering. The cash raised from the stock offering was used primarily to increase the Bank's capital base to support its physical expansion and significant growth in its loan portfolio in 1998 and late 1997. Additional information regarding the Bank's physical expansion is given under the caption "BUSINESS--General--Change in Management and Competitive Focus," and additional information regarding growth of the Bank's loan portfolio is provided under the caption "Loan Portfolio" to this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Dependence on this additional capital to support the significant loan growth was partially offset by the significant increase in the deposit base at the Bank during 1998 and late 1997, which provided an additional source of funding loan growth. From December 31, 1997, through December 31, 1998, average total deposits at the Bank increased by $117,728,343 from $42,234,780 to $159,963,123, or an increase of approximately 279 percent. From December 31, 1996, through December 31, 1997, average total deposits at the Bank increased by $25,705,330, from $16,529,450 to $42,234,780, an increase of approximately 155.5 percent. Additional information regarding the growth in the deposit base is provided under the caption "Deposits and Other Interest-Bearing Liabilities" to this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The combination of the Bank's increased deposit base coupled with the additional capital from the stock offering has been used to support the significant loan growth at the Bank following the Acquisition.

     The Company and the Bank are subject to various regulatory capital requirements of banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (shown in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The Company and the Bank exceeded their regulatory capital ratios, as shown in the following table.

                               ANALYSIS OF CAPITAL

                                                                                                                    To Be Well
                                                                                                                 Capitalized Under
                                                                                        For Capital              Prompt Corrective
                                                                 Actual               Adequacy Purposes          Action Provisions
                                                         Amount          Ratio      Amount         Ratio       Amount          Ratio
                                                         ------          -----      ------         -----       ------          -----
As of December 31, 1998
Total Capital (to Risk-Weighted Assets):
       Tejas Bancshares, Inc.                          $43,652,000       21.80%   $15,986,000      >=8.0%                        N/A
       The Bank                                         42,864,000       21.50%    15,986,000      >=8.0%    $19,983,000     >=10.0%
Tier I Capital (to Risk-Weighted Assets):
       Tejas Bancshares, Inc.                          $41,140,000       20.60%   $ 7,993,000      >=4.0%                        N/A
       The Bank                                         40,352,000       20.20%     7,993,000      >=4.0%    $11,990,000     >=6 .0%
Tier I Capital (to Average Assets):
       Tejas Bancshares, Inc.                          $41,140,000       17.00%   $ 7,251,000      >=4.0%                        N/A
       The Bank                                         40,352,000       16.70%     7,251,000      >=4.0%    $12,085,000     >=5 .0%

     The Company currently has no material commitments for capital expenditures and no present intention to pay dividends on its common stock. Given the Company's strong capital ratios shown in the preceding table, management believes the Company's capital structure is adequate to support continued growth of the Company and the Bank in the near future.

Liquidity Management

     Liquidity management involves monitoring the Company's sources and uses of funds to meet its day-to-day cash flow requirements while maximizing profits. Liquidity is a Company's ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control when investment decisions are made. However, net deposit inflows and outflows are far less predictable and cannot be controlled.

     The Company has maintained a level of liquidity that is adequate for its cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $23,487,671 during the year ended December 31, 1998. Management also has lined up potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other entities, primarily financial institutions. Loan participations are common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to other entities. These arrangements spread the risk among the entities and provide liquidity to the Company while reducing its risk. Although no formal agreements or commitments exist, management believes that additional loan participations of $75 to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the Company's liquidity and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

Interest-Rate Risk Sensitivity

     The largest component of the Company's net earnings is derived from the spread between yields on interest-earning assets and the cost of interest-bearing liabilities. In a changing interest rate environment, this spread can widen or narrow depending on the relative repricing and maturities of interest-earning assets and interest-bearing liabilities. The Company's general policy is to reasonably match the rate sensitivity of its assets and liabilities to prudently manage interest-rate risk. To accomplish this, the Company monitors its interest-rate sensitivity, or risk, and matches more closely the cash flows and effective maturities or repricings of its interest-sensitive assets and liabilities.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest-earning assets and interest-bearing liabilities are subject to changes in interest rates either at repricing, replacement, or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The difference at any given time is called the interest sensitivity "gap" and is usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes net asset sensitivity, and a negative gap represents net liability sensitivity. An institution has a negative gap if the amount of interest-bearing liabilities maturing or repricing in a specified time period exceeds the amount of interest-earning assets maturing or repricing in the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice in a specified period, then the institution has a positive gap. Accordingly, in a rising interest-rate environment in an institution with a negative gap, the cost of its rate-sensitive liabilities would theoretically rise faster than the yield on its rate-sensitive assets, thereby diminishing future net interest income. In a falling interest-rate environment, a negative gap would indicate that the cost of rate-sensitive liabilities would decline faster than the yield on rate-sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

     The Company has sought to increase the sensitivity of its assets to changing interest rates by emphasizing shorter term and/or adjustable rate loans. The Company also originates fixed-rate mortgage loans, which are generally sold in the secondary market. The Company manages the maturity and repricing characteristics of its liabilities and has sought to keep the interest sensitivity of its liabilities short by emphasizing shorter term deposits.

     The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 1998, which mature or reprice in the time periods shown. Except for the effects of prepayments, the table presents principal cash flows from payments, maturity, or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                 December 31, 1998
                                              (Dollars in thousands)

                                       3 Months       3 Months        1 Year
                                        or Less       to 1 Year     to 3 Years
                                     ------------   ------------   -------------

Assets Subject to Interest Rate
Adjustment
Loans
   Combined - fixed rate
   projected payments, floating
   rate by repricing interval        $117,265,313   $ 15,650,819   $  7,767,501

Investments
   Combined - fixed rate by
   maturity, floating rate by
   repricing interval, and
   projected payments                   1,742,282      2,343,655      1,822,438

Federal Funds Sold                     26,300,000             --             --
                                     ------------   ------------   ------------


   Total                             $145,307,595   $ 17,994,474   $  9,589,939
                                     ============   ============   ============

   Cumulative                        $145,307,595   $163,302,069   $172,892,008

Liabilities Subject to Interest
RateAdjustment
NOW Accounts                         $ 25,411,305             --             --
Super NOW Accounts                      8,182,216             --             --
Money Market Accounts                  34,965,916             --             --
Savings Accounts                        4,595,045             --             --

CDs Greater than $100,000              22,340,473     19,406,613        607,377
CDs Less than $100,000                 11,257,215     16,351,930      1,128,864
                                     ------------   ------------   ------------

   Total                             $106,752,170     35,758,543   $  1,736,241
                                     ============   ============   ============

   Cumulative                        $106,752,170   $142,510,713   $144,246,954





                                         3 Years        5 Years          Over
                                        to 5 Years    to 15 Years      15 Years        Total
                                       ------------   ------------   ------------   ------------
Assets Subject to Interest Rate
Adjustment
Loans
   Combined - fixed rate
   projected payments, floating
   rate by repricing interval          $ 15,803,897   $ 27,028,488   $  3,797,717   $187,308,735

Investments
   Combined - fixed rate by
   maturity, floating rate by
   repricing interval, and
   projected payments                            --         62,537      1,332,130      7,303,042

Federal Funds Sold                               --             --             --     26,300,000
                                       ------------   ------------   ------------   ------------

   Total                               $ 15,803,897   $ 27,091,025   $  5,124,847   $220,911,777
                                       ============   ============   ============   ============

   Cumulative                          $188,695,905   $215,786,930   $220,911,777

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                                     --             --             --   $ 25,411,305
Super NOW Accounts                               --             --             --      8,182,216
Money Market Accounts                            --             --             --     34,965,916
Savings Accounts                                 --             --             --      4,595,045

CDs Greater than $100,000                        --             --             --     42,354,463
CDs Less than $100,000                           --             --             --     28,738,009
                                       ------------   ------------   ------------   ------------

   Total                               $         --     $       --    $        --   $144,246,954
                                       ============   ============   ============   ============

   Cumulative                          $144,246,954   $144,246,954   $144,246,954

                            3 Months       3 Months          1 Year         3 Years       5 Years          Over
                            or Less        to 1 Year        to 3 Years     to 5 Years    to 15 Years      15 Years         Total
                          ------------   -------------    -------------  -------------  -------------   ------------    ------------
 Net Position of Assets
(Liabilities)             $ 38,555,425   $(17,764,069)    $  7,853,698   $ 15,803,897   $ 27,091,025    $  5,124,847    $ 76,664,823

Cumulative Gap            $ 38,555,425   $ 20,791,356     $ 28,645,054   $ 44,448,951   $ 71,539,976    $ 76,664,823

Rate Sensitive Assets
    as % of Rate
  Sensitive Liabilities
   (Cumulative)                 136.12%        114.59%          119.86%        130.81%        149.60%         153.15%
                          ============   ============     ============   ============   ============    ============    ============

     As shown by the table, at December 31, 1998, the maturities of the Company's interest-bearing assets extend over 15 years, while its interest-bearing liabilities generally mature in less than one year. Also, the Company's interest-bearing assets significantly exceed its interest-bearing liabilities (a positive gap). Accordingly, a rising interest-rate environment would positively affect the Company's net interest margin, and a falling interest-rate environment would negatively affect the Company's net interest margin.

     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that could mature or reprice in a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent. Accordingly, although the table indicates the Company's gap position at a particular time, those measurements are not intended to and do not forecast the effect of changes in market interest rates on the Company's gap position and may differ from actual results after December 31, 1998.

Impact of Inflation

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary. Therefore, interest rates have a more significant effect on the Company's performance than do the changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. The Company will adopt the new standard beginning with its 2000 fiscal year, when adoption is first required. Management is currently evaluating the reporting requirements under this new standard and has not yet determined its impact on the Company's financial results.

Year 2000 Disclosure

     In compliance with the Year 2000 Readiness Disclosure Act, the following information is provided as required for this section.

     Defining the Problem. Many computer systems use a two-digit format to indicate the year in a date field, rather than four digits. As a result of this abbreviated format, systems may not appropriately interpret a year, and this could cause miscalculations, computer errors, and even systems failures. (For example, the year 2002 would be 02 in a two-digit format, but the system might read it as 1902.)

     Once the issue was defined, a Y2K Committee was appointed by the Board of Directors to develop a strategy and project plan. This committee consists of four members with different functional backgrounds: Operations, Finance, Lending, and Compliance. The Y2K Committee has developed a program for guiding the Bank toward full Y2K compliance through a multi-phase plan (some phases run concurrently): Awareness, Assessment, Remediation, Testing, and Implementation.

     Impact  on the  Company.  An  overall  assessment  of the Y2K  problem  was initiated to determine its impact. Included in this phase were the identification and prioritization of the Bank's mission-critical systems, software, and support equipment, as well as a review of all customers who provide business services to the Bank. An inventory of all systems laid the groundwork for the project. Furthermore, all essential vendors and suppliers were contacted to ascertain their Y2K compliance efforts, and no material impact was identified. The assessment is 100 percent complete.

     Remediation and Testing. The Bank relies heavily on a major service provider for its mission-critical applications and operations. Status reports of this provider's Y2K readiness, including any remediation required, are given to management regularly.

     This system was tested on site in February 1999. Integrated tests were conducted on a duplicated client "Test Bank." No significant problems were noted. (The Company is considering using an independent consultant to verify the test results but has not committed to this matter.) In addition, all internal platform systems have been or will be completely tested before March 31, 1999.

     Other third-party service providers, such as credit reporting agencies, document processing systems, credit card merchant systems, and government reporting systems, have been tested internally or certified as Y2K compliant depending on the provider profile.

     Risk Assessment (Safety and Soundness Issues). The most significant risk to the Company is the potential failure of its core operating system. The system must be able to recognize and interpret dates correctly and to make appropriate calculations. This risk is being mitigated through testing and remediation (as previously discussed); however, another type of risk is also being addressed by the Company: customer risk.

     The negative impact of large customers who have not dealt with the implications of the Y2K problem on their business operations could pose serious risks to the Company. Therefore, the Company has developed a Risk Assessment Program to determine the Y2K readiness of its significant customers, both borrowers and depositors.

     In September 1998, management began surveying all borrowers with outstanding aggregate loans over $250,000. The level of risk--low, medium, high--was determined through a questionnaire and internal guidelines. This assessment covered 68 percent of the portfolio, of which only 6.5 percent was deemed to exhibit a level above the low-risk category.

     Additionally, a similar review is conducted quarterly of all large depositors to ensure Y2K readiness and to avoid any unforeseen liquidity problems for these customers. As of this date, most of the deposit base has been determined to exhibit low-risk factors.

     The risk assessment program is ongoing, and the results of the quarterly analyses of loans and deposit customers are reported to the Board of Directors quarterly. Efforts and actions to offset any defined or potential risks have been prescribed in the program.

     Implementation and Contingency Planning. Management has ascertained that no applications will need to be reprogrammed or replaced. However, when the designed implemented testing is completed in the first quarter of 1999, and based on those results, a contingency program will be completed. The program will also incorporate a business resumption plan for end-users of all system data, not only the mission-critical system. For example, the preparation of loan documents will be manual, if the system is unreliable, until the Bank's system is renovated or another loan processor is obtained. Disruptions in processing will be given utmost attention in designing and implementing contingency plans.

     Additionally, the Company has allocated adequate resources to manage the Y2K project. Expenses attributable to Y2K readiness have been less than $7,500 to date, none of which were incurred to repair or replace software, equipment, or systems. The estimated costs related to Y2K compliance have been budgeted at $25,000 to $30,000, mainly covering test costs and customer communications during 1999. These costs will be charged to expense as incurred.

     Management and directors of the Company believe an effective program is in place to address the Y2K problem. As required by the regulatory agencies, the Bank has made diligent efforts to conform to all milestone dates defined in the Federal Financial Institution Examination Council's guidance papers. However, the Company cannot guarantee there will be no impact from Y2K issues on its operations, because of its reliance on service provider systems and the potential impact on its customers. The development of contingency plans to minimize the risk to the Bank will be given considerable attention in the next six months. Completion date for all phases of the project is expected to be June 30, 1999, or shortly thereafter.

Forward-Looking Statements

     Forward-looking statements are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. These risks include the possible loss of key personnel, the need for additional capital if the Company experiences faster than anticipated growth, changes in economic conditions, interest rate risk, factors which could affect the Company's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in the Company's Securities and Exchange Commission filings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Please refer to "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest-Rate Risk Sensitivity" which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please refer to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(A)  DIRECTORS OF THE REGISTRANT

     Information concerning the directors of the Company is shown in the 1999 definitive Proxy Statement incorporated herein by this reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is shown in the 1999 definitive Proxy Statement incorporated herein by this reference.

(C)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information on compliance with Section 16(a) of the Exchange Act is included in the Company's 1999 definitive Proxy Statement incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information on executive compensation is shown in the Company's 1999 definitive Proxy statement incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information on security ownership of certain beneficial owners and directors and officers is shown in the Company's 1999 definitive Proxy Statement incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information concerning relationships and related transactions of the directors and officers of the Company is shown in the Company's 1999 definitive Proxy Statement incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT

     (1)  Exhibits
          Number                     Description
          --------                   -----------
          3.1       Restated  Articles  of  Incorporation  of Tejas  Bancshares,
                    Inc.*
          3.2       Amended and Restated Bylaws of Tejas Bancshares, Inc.*
          21.1      Subsidiary of Tejas Bancshares, Inc.*
          27.1      Financial Data Schedule

     ----------
     * Incorporated by reference from the Company's Registration Statement on Form 10 dated April 10, 1998.

     (2)  Financial Statements

                                                                  Page
                                                                  ----
          Independent Auditors' Report                            F-3

          Audited Financial Statements

          Consolidated Balance Sheets                             F-4
          Consolidated Statements of Operations                   F-6
          Consolidated Statements of Stockholders' Equity         F-7
          Consolidated Statements of Cash Flows                   F-8
          Summary of Significant Accounting Policies              F-9
          Notes to Consolidated Financial Statements              F-13

     (3)  Financial Statement Schedules

(B)  REPORTS ON FORM 8-K

     None.

                             TEJAS BANCSHARES, INC.
                                   SIGNATURES

     Pursuant to Section 13 or 15(d) of the Securities Act of 1934, Tejas Bancshares, Inc., has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on March 18, 1999.

                                  TEJAS BANCSHARES, INC.

                                  By /s/ Donald E. Powell
                                     -----------------------------------------
                                         Donald E. Powell
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tejas Bancshares, Inc., and in the capacities and on the date indicated.


       Signature                      Title                           Date

/s/ Donald E. Powell         Principal Executive Officer          March 18, 1999
------------------------     and Director
Donald E. Powell

                             Principal Financial Officer          March 18, 1999
/s/ Jack Hall                and Principal Accounting
------------------------     Officer
Jack Hall

/s/ William H. Attebury      Director                             March 18, 1999
------------------------
William H. Attebury

/s/ Danny H. Conklin         Director                             March 18, 1999
------------------------
Danny H. Conklin

/s/ Wales H. Madden, Jr.     Director                             March 18, 1999
------------------------
Wales H. Madden, Jr.

/s/Jay O'Brien               Director                             March 18, 1999
------------------------
Jay O'Brien

                             TEJAS BANCSHARES, INC.
                                 AND SUBSIDIARY
                                 Amarillo, Texas

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

                          INDEX TO FINANCIAL STATEMENTS




                                                                            PAGE

INDEPENDENT AUDITORS' REPORT.................................................F-3


FINANCIAL STATEMENTS

         Consolidated Balance Sheets.........................................F-4
         Consolidated Statements of Operations and Comprehensive Income......F-6
         Consolidated Statements of Stockholders' Equity.....................F-7
         Consolidated Statements of Cash Flows...............................F-8

         Summary of Significant Accounting Policies..........................F-9

         Notes to Consolidated Financial Statements.........................F-13

                          Independent Auditors' Report

The Board of Directors
Tejas Bancshares, Inc.
Amarillo, Texas

We  have  audited  the  accompanying   consolidated   balance  sheets  of  Tejas
Bancshares,  Inc.  and  subsidiary  as of December  31,  1998 and 1997,  and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                      Clifton Gunderson P.L.L.C.


Amarillo, Texas
February 5, 1999

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS


                                                       1998             1997
                                                 -------------    -------------

Cash and due from banks                        $  23,813,175      $  16,726,298
Federal funds sold                                26,300,000          3,400,000
Securities available-for-sale                      7,303,042          5,084,904

Loans                                            187,176,359        119,850,682
Less allowance for loan losses                    (3,625,435)        (2,748,418)
                                               -------------      -------------

       Loans, net                                183,550,924        117,102,264
                                               -------------      -------------

Bank premises and equipment

       Land                                           39,000             39,000
       Buildings                                   1,863,462            602,026
       Furniture, fixtures and equipment           1,202,052            496,030
                                               -------------      -------------

            Total, at cost                         3,104,514          1,137,056

       Less accumulated depreciation                 592,281            274,800
                                               -------------      -------------

            Net property and equipment             2,512,233            862,256
                                               -------------      -------------
Accrued interest receivable                        2,349,083          1,160,948
Net deferred tax asset                             1,300,013            324,709
Other assets                                         159,389             78,708
                                               -------------      -------------

TOTAL ASSETS                                   $ 247,287,859      $  44,740,087
                                               =============      =============

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1998             1997
                                                     -------------    -------------
LIABILITIES
   Deposits
      Demand - noninterest bearing                   $  61,431,129    $  37,270,616
      Demand - interest bearing                         68,559,436       28,483,519
      Time and savings                                  75,148,549       40,500,523
                                                     -------------    -------------

          Total deposits                               205,139,114      106,254,658

   Accrued interest payable                                684,462          222,676
   Federal income taxes payable                             66,994          324,709
   Other liabilities                                       232,825           84,802
                                                     -------------    -------------

          Total liabilities                            206,123,395      106,886,845
                                                     -------------    -------------

STOCKHOLDERS' EQUITY
   Common stock, $1 par value 20,000,000 shares
      authorized, 13,397,934 and 13,333,334 issued
      in 1998 and 1997, respectively                    13,397,934       13,333,334
   Paid-in capital                                      26,460,427       26,137,427
   Retained earnings (deficit)                           1,650,455       (1,653,848)
   Accumulated other comprehensive income                   24,648           36,329
   Deferred directors' compensation                       (369,000)              --
                                                     -------------    -------------
          Total stockholders' equity                    41,164,464       37,853,242
                                                     -------------    -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $ 247,287,859    $ 144,740,087
                                                     =============    =============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996

                                                                1998                  1997                  1996
                                                            ------------          ------------          ------------
INTEREST INCOME
    Interest and fees on loans                              $ 13,310,493          $  3,024,441          $    153,337
    Interest and dividends on investment securities              351,933               547,719               865,081
    Interest on federal funds sold                             1,259,919               447,378               127,364
                                                            ------------          ------------          ------------
        Total interest income                                 14,922,345             4,019,538             1,145,782
INTEREST EXPENSE ON DEPOSITS                                   4,706,417             1,260,139               515,442
                                                            ------------          ------------          ------------
        Net interest income                                   10,215,928             2,759,399               630,340
PROVISION FOR LOAN LOSSES                                        975,000             2,700,000                97,003
                                                            ------------          ------------          ------------
        Net interest income after provision
          for loan losses                                      9,240,928                59,399               533,337
                                                            ------------          ------------          ------------

OTHER OPERATING INCOME
    Service charges                                              714,912                83,543                71,970
    Other                                                        434,465                77,967                45,935
                                                            ------------          ------------          ------------
        Total other operating income                           1,149,377               161,510               117,905
                                                            ------------          ------------          ------------
OTHER OPERATING EXPENSES
    Salaries and employee benefits                             2,960,405             1,027,236               337,423
    Depreciation                                                 310,416               119,853                18,639
    Advertising                                                  381,132                53,134                13,374
    Occupancy expense                                            361,323               178,588                29,565
    Federal Deposit Insurance Corporation
      premiums, net                                               25,883                 1,830                 2,000
    Professional fees                                            188,722                94,558                19,239
    Supplies, stationery and office expenses                     628,913               411,766                19,744
    Taxes other than on income and salaries                      187,488                 6,106                 4,925
    Data processing                                              431,025                80,805                69,751
    Postage                                                      122,732                36,925                21,278
    Other                                                        745,962               230,836                69,644
                                                            ------------          ------------          ------------
        Total other operating expenses                         6,344,001             2,241,637               605,582
                                                            ------------          ------------          ------------
          Earnings (loss) before income taxes                  4,046,304            (2,020,728)               45,660

INCOME TAXES (BENEFIT)                                           741,999               (39,313)                6,813
                                                            ------------          ------------          ------------
NET EARNINGS (LOSS)                                            3,304,303            (1,981,415)               38,847

OTHER COMPREHENSIVE INCOME
    Changes in unrealized gains (losses) on
      securities, net of tax of $(6,017),
        $12,669 and $(1,354)                                     (11,681)               24,593                (2,629)
    Less: reclassification adjustment                                 --                    --                    --
                                                            ------------          ------------          ------------
COMPREHENSIVE INCOME                                        $  3,292,622          $ (1,956,822)         $     36,218
                                                            ============          ============          ============
NET EARNINGS (LOSS) PER SHARE - Basic                       $       0.25          $      (0.41)         $        .05
                                                            ============          ============          ============
NET EARNINGS (LOSS) PER SHARE - Diluted                     $       0.24          $       0.41)         $        .05
                                                            ============          ============          ============


         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996

                                                                                                                  Accumulated
                                                                                                    Retained         other
                                                                     Common          Paid-in        earnings     comprehensive
                                                                     Stock           Capital        (deficit)        income
                                                                  ------------    ------------    ------------    ------------

Balance at December 31, 1995                                      $    100,000    $  1,514,807    $    564,342    $     14,365
COMPREHENSIVE INCOME
   Net earnings                                                             --              --          38,847              --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(1,354)                  --              --              --          (2,629)
     Add: reclassification adjustment                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------
       TOTAL COMPREHENSIVE INCOME

Balance at December 31, 1996                                           100,000       1,514,807         603,189          11,736
COMPREHENSIVE INCOME
   Net loss                                                                 --              --      (1,981,415)             --
   Other comprehensive income, net of tax :
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $12,669                   --              --              --          24,593
     Add: reclassification adjustment                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------
       TOTAL COMPREHENSIVE INCOME

Purchase of treasury stock (6,695 shares)                                   --              --              --              --
Goodwill arising from acquisition of the Company                            --          65,625              --              --
Retirement of treasury stock (7,500) shares)                           (75,000)     (1,580,433)        (82,029)             --
Reduction in par value from $10 to $1 per share                        (22,500)         22,500              --              --
Stock split effected in the form of a dividend of 77.4372-for-1        193,593              --         (19,353)             --
Common stock issued (13,333,334 shares), net of issue costs
   of $159,558                                                      13,333,334      26,507,110              --              --
Purchase and retirement of common stock (196,093 shares)              (196,093)       (392,182)             --              --
                                                                  ------------    ------------    ------------    ------------
Balance at December 31, 1997                                        13,333,334      26,137,427      (1,653,848)         36,329
COMPREHENSIVE INCOME
   Net earnings                                                             --              --       3,304,303              --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(6,017)                  --              --              --         (11,681)
     Add: reclassification adjustment                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------
       TOTAL COMPREHENSIVE INCOME

Directors' stock compensation plan (64,600 shares)                      64,600         323,000              --              --
Amortization of directors' stock compensation plan                          --              --              --              --
                                                                  ------------    ------------    ------------    ------------
Balance at December 31, 1998                                      $ 13,397,934    $ 26,460,427    $  1,650,455    $     24,648
                                                                  ============    ============    ============    ============

                                                                                      Deferred
                                                                    Treasury          directors'
                                                                      stock          compensation        Total
                                                                  ------------       ------------    ------------

Balance at December 31, 1995                                      $   (162,045)      $         --    $  2,031,469
COMPREHENSIVE INCOME
   Net earnings                                                             --                 --          38,847
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(1,354)                  --                 --          (2,629)
     Add: reclassification adjustment                                       --                 --              --
                                                                  ------------       ------------     ------------
       TOTAL COMPREHENSIVE INCOME                                                                          36,281
                                                                                                      ------------
Balance at December 31, 1996                                          (162,045)                --       2,067,687
COMPREHENSIVE INCOME
   Net loss                                                                 --                 --      (1,981,415)
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $12,669                   --                 --          24,593
     Add: reclassification adjustment                                       --                 --              --
                                                                  ------------       ------------    ------------
       TOTAL COMPREHENSIVE INCOME                                                                      (1,956,822)
                                                                                                     ------------
Purchase of treasury stock (6,695 shares)                           (1,575,417)                --      (1,575,417)
Goodwill arising from acquisition of the Company                            --                 --          65,625
Retirement of treasury stock (7,500) shares)                         1,737,462                 --              --
Reduction in par value from $10 to $1 per share                             --                 --              --
Stock split effected in the form of a dividend of 77.4372-for-1             --                 --              --
Common stock issued (13,333,334 shares), net of issue costs
   of $159,558                                                              --                 --      39,840,444
Purchase and retirement of common stock (196,093 shares)                    --                 --        (588,275)
                                                                  ------------       ------------    ------------
Balance at December 31, 1997                                                --                 --      37,853,242
COMPREHENSIVE INCOME
   Net earnings                                                             --                 --       3,304,303
   Other comprehensive income, net of tax :
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(6,017)                  --                 --         (11,681)
     Add: reclassification adjustment                                       --                 --              --
                                                                  ------------       ------------    ------------
       TOTAL COMPREHENSIVE INCOME                                                                       3,292,622
                                                                                                     ------------
Directors' stock compensation plan (64,600 shares)                          --           (387,600)             --
Amortization of directors' stock compensation plan                          --             18,600          18,600
                                                                  ------------       ------------    ------------
Balance at December 31, 1998                                      $         --       $   (369,000)   $ 41,164,464
                                                                  ============       ============    ============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

                                                                 1998            1997             1996
                                                            -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                      $   3,304,303    $  (1,981,415)   $      38,847
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation                                                 310,416          119,853           18,639
     Deferred income taxes                                       (969,287)        (369,400)           6,813
     Amortization of deferred directors' compensation              18,600             --               --
     Provision for loan losses                                    975,000        2,700,000           97,003
     Gain on sale of land                                            --               --             (6,937)

     Change in:
       Accrued interest receivable                             (1,188,135)      (1,007,377)          53,011
       Other assets                                               (80,681)         (43,663)          22,939
       Accrued interest payable                                   461,786          195,349           (6,901)
       Federal income taxes payable                              (257,715)         324,709             --
       Other liabilities                                          148,023           67,463          (12,124)
     Other                                                          6,870           13,594           (3,854)
                                                            -------------    -------------    -------------
         Net cash provided by operating activities              2,729,180           19,113          207,436
                                                            -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and pay-downs
     on securities held-to-maturity                                  --          1,900,277        4,619,770
   Proceeds from maturities and pay-downs
     on securities available-for-sale                           2,816,304        3,365,437        1,277,418
   Purchases of securities held-to-maturity                          --               --         (2,892,048)
   Purchases of securities available-for-sale                  (5,059,010)         (24,000)            --
   Change in loans to customers                               (67,423,660)    (118,383,550)         320,278
   Expenditures for bank premises and equipment                (1,960,393)        (800,325)          (9,146)
   Proceeds from sale of land                                        --               --             31,766
                                                            -------------    -------------    -------------
         Net cash provided (used) by investing activities     (71,626,759)    (113,942,161)       3,348,038
                                                            -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                         98,884,456       90,187,370         (313,429)
   Proceeds from sale of common stock, net of
     issue costs of $159,558                                         --         39,840,444             --
   Proceeds from loan from stockholder                               --          1,000,000             --
   Repayment of loan to stockholder                                  --         (1,000,000)            --
   Purchases of treasury stock                                       --         (2,163,692)            --
                                                            -------------    -------------    -------------
         Net cash provided (used) by financing activities      98,884,456      127,864,122         (313,429)
                                                            -------------    -------------    -------------
         Net increase in cash and cash equivalents             29,986,877       13,941,074        3,242,045
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                           20,126,298        6,185,224        2,943,179
                                                            -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                            $  50,113,175    $  20,126,298    $   6,185,224
                                                            =============    =============    =============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1998, 1997 and 1996


Nature of Operations

Tejas Bancshares, Inc. (The Company) provides a variety of financial services to individuals and corporate customers in the community of Amarillo, Texas and the surrounding geographical area. The Company's primary deposit products are demand deposits and time and savings accounts. Its primary lending products are consumer, commercial, agricultural and real estate loans.

During 1997, the corporate structure of the Company changed significantly as follows:

o    In  May  1997,  Mr.  Donald  E.  Powell  acquired  control  of  all  of the outstanding common stock of the Company. In connection with the acquisition, the Company repurchased 6,695 shares of its common stock for approximately $1,575,400 and Mr. Powell acquired the remaining 2,500 shares of its common stock for approximately $588,300 and loaned the Company $1,000,000 at the prime interest rate (8.5%). Goodwill in connection with the acquisition amounted to approximately $65,600.

o Following completion of the acquisition, the authorized shares of the Company were increased from 10,000 to 20,000,000, the par value of the common stock was reduced from $10 to $1 and 7,500 shares of treasury stock were retired. The domicile of the Company's wholly-owned subsidiary, Fritch State Bank, was also moved to Amarillo, Texas, and it was converted to a national banking association named The First National Bank of Amarillo (the
     Bank).

o In July 1997, the Company's common stock was split 77.4372-for-1 in the effect of a stock dividend. During August 1997, the Company completed an offering of its common stock and issued 13,333,334 shares at an issue price of $3 per share. Subsequent to the offering, Mr. Powell's original 196,093 shares were repurchased for approximately $588,300 and were retired, and his $1,000,000 loan was repaid.

The Company experienced significant growth in loans and deposits during 1998 and 1997 primarily because of the Bank's relocation of its main office from Fritch, Texas, to the larger Amarillo, Texas, banking market, which is a more economically vibrant banking market than Fritch, Texas. In addition, deposit and loan growth can be attributable to the new management team, which has emphasized growth from the Bank's existing client base and capitalizing on opportunities from its target market (e.g., customers of competing financial institutions), and the delivery of personalized banking services to the Bank's customers. In addition, the Bank's loan growth is attributable to the Bank's aggressive commercial lending program and its virtual re-emergence into agricultural and real estate lending and strong emphasis on the commercial loan market.

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiary.   All  significant   intercompany  balances  and
transactions have been eliminated in consolidation.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1998, 1997 and 1996


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Under this standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale, net of tax.

Investment Securities

The Company classifies its investment securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading at December 31, 1998 or 1997. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for- sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other operating income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Transfers of securities between categories are recorded at fair value at the date of transfer. In connection with the aforementioned acquisition, during June 1997, the Company transferred all of its held-to-maturity securities (total carrying value of approximately $6,436,000) to available-for-sale. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1998, 1997 and 1996

Investment Securities (CONTINUED)

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned income. Unearned income on certain installment loans is taken into income over the term of the loan by the sum-of-the-months digits method. The effect of not using the interest method is not material to the financial position or results of operations of the Company. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the market price or the fair value of the collateral if the loan is collateral dependent. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.
Interest payments received on nonaccrual loans are generally applied to principal.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of individual credits, prior loan loss experience and general economic conditions. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets.

Advertising Costs

The Company expenses advertising costs as incurred.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1998, 1997 and 1996


Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting primarily of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers due from banks and federal funds sold to be cash equivalents. Federal funds sold are generally purchased and sold for one-day periods.

Net Earnings (Loss) Per Share

Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method. All prior-period earnings per share data presented have been restated in accordance with SFAS 128. All shares and per share data, except par value per share, have been retroactively adjusted to reflect a 77.4372-for-1 stock split effected as a stock dividend by the Company in July 1997.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. The Company will adopt the new standard beginning with its 2000 fiscal year, the year in which adoption is first required. Management is currently evaluating the reporting requirements under this new standard and has not yet determined the impact of this standard on financial results of the Company.


This information is an integral part of the accompanying consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

NOTE 1 - INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available- for-sale securities by major security type at December 31, 1998, were as follows:

                                                               Gross             Gross
                                          Amortized          unrealized        unrealized          Estimated
                                            cost            holding gains     holding losses       fair value
                                         ----------         -------------     --------------       ----------
Available-for-sale:
     U.S. Treasury securities            $2,210,407         $    3,343         $     --            $2,213,750
     Government agency securities         1,855,726             22,617             (1,329)          1,877,014
     Mortgage-backed securities           1,981,078             16,153             (3,438)          1,993,793
     State and political obligations          2,810               --                 --                 2,810
     Other securities                     1,215,675               --                 --             1,215,675
                                         ----------         ----------         ----------          ----------

Total available-for-sale                 $7,265,696         $   42,113         $   (4,767)         $7,303,042
                                         ==========         ==========         ==========          ==========

Maturities of investment securities classified as available-for-sale were as follows at December 31, 1998 (maturities of mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized         Estimated
                                                       cost           fair value
                                                     ---------        ----------
Available-for-sale:
    Due one year or less                            $2,210,407        $2,213,750
    Due from one to five years                       1,807,063         1,822,438
    Due from five to ten years                         155,844           162,187
    Due after ten years                              1,873,897         1,886,182
    Other                                            1,218,485         1,218,485
                                                    ----------        ----------

Total available-for-sale                            $7,625,696        $7,303,042
                                                    ==========        ==========

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available- for-sale securities by major security type at December 31, 1997, were as follows:

                                                                  Gross             Gross
                                                                unrealized        unrealized          Estimated
                                               Amortized         holding            holding           fair value
                                                 cost             gains             losses
                                               ---------        ----------        ----------          ----------
Available-for-sale
     U. S. Treasury securities              $  498,199         $    1,140         $     --            $  499,339
     Government agency securities            1,921,817              6,518               --             1,928,335
     Mortgage-backed securities              2,499,384             48,476              1,090           2,546,770
     State and political obligations            36,585               --                 --                36,585
     Other securities                           73,875               --                 --                73,875
                                            ----------         ----------         ----------          ----------
Total available-for-sale                    $5,029,860         $   56,134         $   (1,090)         $5,084,904
                                            ==========         ==========         ==========          ==========

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 1 - INVESTMENT SECURITIES (CONTINUED)

Investment securities with a carrying value of approximately $4,909,000 and $1,996,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits as required or permitted by law.

NOTE 2 - LOANS

The major classifications of loans are as follows:

                                                    1998               1997
                                               -------------      -------------

Real estate - primarily mortgage               $  60,185,414      $  34,351,987
Agricultural                                      50,051,845         15,381,803
Commercial                                        65,560,035         45,901,834
Installment loans to individuals                  11,407,138         24,359,581
Student loans                                        104,302               --
Unearned income                                     (132,375)          (144,523)
                                               -------------      -------------

Total loans                                    $ 187,176,359      $ 119,850,682
                                               =============      =============


The Bank grants consumer, commercial, agricultural, and real estate loans to customers in primarily the community of Amarillo, Texas and the surrounding geographical area. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their commitments is dependent upon the real estate and agricultural sectors.

The changes in the allowance for loan losses were as follows:

                                                 1998           1997           1996
                                             -----------    -----------    -----------
Balance at beginning of year                 $ 2,748,418    $    45,200    $    22,574
Provision charged to expense                     975,000      2,700,000         97,003
Loans charged off                               (114,219)        (5,144)       (82,827)
Recoveries on loans previously charged off        16,236          8,362          8,450
                                             -----------    -----------    -----------

Balance at end of year                       $ 3,625,435    $ 2,748,418    $    45,200
                                             ===========    ===========    ===========

At December 31, 1998 and 1997, there were no material amounts of impaired loans.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 3 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more was approximately $42,355,000 and $25,606,000 at December 31, 1998 and 1997,
respectively. The related interest expense on these deposits was approximately $1,805,000 and $298,000 for 1998 and 1997, respectively. Other interest-bearing deposits of $100,000 or more totaled approximately $56,422,000 and $37,687,000 at December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of all certificates of deposits were substantially all within one year.

NOTE 4 - INCOME TAXES

The following is a summary of the components of income tax expense (benefit):

                                           1998           1997           1996
                                       -----------    -----------    -----------

Current - federal                      $ 1,711,286    $   330,087    $      --
Deferred                                  (969,287)      (369,400)         6,813
                                       -----------    -----------    -----------

Total income tax expense (benefit)     $   741,999    $   (39,313)   $     6,813
                                       ===========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                         1998           1997
                                                     -----------    -----------

Deferred tax assets:
     Allowance for loan losses                       $ 1,173,870    $   842,379
     Bank premises and equipment basis and
         depreciation differences                         87,962         90,776
     Allowance for investment security losses             30,052         31,981
     Other                                                20,826         22,313
     Valuation allowance                                    --         (644,015)
                                                     -----------    -----------
                                                       1,312,710        343,424
                                                     -----------    -----------
Deferred tax liabilities:
     Available-for-sale securities                       (12,697)       (18,715)
                                                     -----------    -----------

Net deferred tax asset                               $ 1,300,013    $   324,709
                                                     ===========    ===========

Because of the Company's limited history to generate substantial taxable income, a valuation allowance was established in 1997 to limit the recognition of net deferred tax assets to approximate the amount of taxes that was expected to be paid in 1998. During 1998, the Company generated sufficient taxable income that management believes that it is more likely than not that the Company will realize the recorded deferred tax assets. Accordingly, no valuation allowance has been established at December 31, 1998.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

NOTE 4 - INCOME TAXES (CONTINUED)

Total income taxes for the years ended December 31, 1998, 1997 and 1996 are allocated $741,999, $(39,313), and $6,813, respectively, to income tax from operations and $(6,017), $12,669 and $(1,354), respectively, as a component of other comprehensive income for the tax effect of unrealized holding gains on available-for-sale securities recognized for financial reporting purposes.

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 1998, 1997 and 1996 to earnings (loss) before income taxes as a result of the following:

                                                1998           1997           1996
                                            -----------    -----------    -----------
Computed "expected" tax expense (benefit)   $ 1,375,743    $  (687,048)   $    15,524
Effect of valuation allowance                  (644,015)       644,015           --
Tax-exempt income                                  --           (1,126)        (5,001)
Other, net                                       10,271          4,846         (3,710)
                                            -----------    -----------    -----------

Total income tax expense (benefit)          $   741,999    $   (39,313)   $     6,813
                                            ===========    ===========    ===========


NOTE 5 - STOCK OPTIONS AND STOCK COMPENSATION PLAN

Stock Options

On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall stockholders' value. The number of shares reserved for issuance under the Plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards.

The exercise price of the options granted approximated or exceeded the market value of the common stock at the date of grant. The options generally vest ratably over eight years from the date of grant and terminate 10 years from the date of grant.

The following table summarizes the status of the Plan as of December 31, 1998:



                                                               Weighted-average
                                                 Options        exercise price
                                                 -------       ----------------


     Outstanding at beginning of year                 --            $  --
          Granted                                514,600             3.03
          Exercised                                   --               --
          Expired or canceled                      6,600             3.00
                                                 -------            -----

     Outstanding at end of year                  508,000            $3.03
                                                 =======            -----

     Exerciseable at end of year                      --               --

     Available for grant at end of year          825,333

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



NOTE 5 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (CONTINUED)

The following table summarizes information about options outstanding under the Plan at December 31, 1998:


                               Options Outstanding
              ---------------------------------------------------------
                                Weighted-average
              Number                remaining
              outstanding        contractual life       Exercise price
              -----------       -----------------       --------------

               503,000                9.14              $   3.00
                 5,000                9.82                  6.00

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the Plan and recognizes no compensation costs in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma 1998 net earnings and earnings per share would have been as follows:

Net earnings
     As reported                                         $3,304,303
     Pro forma                                            3,181,303
Earnings per share
     Basic
         As reported                                     $     0.25
         Pro forma                                             0.24
     Diluted
         As reported                                     $     0.24
         Pro forma                                             0.23

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate                                          5.14%
Expected life (years)                                            9.14
Expected volatility                                             32.00%
Expected dividend yield                                            --

In accordance with SFAS 123, the weighted average fair value of options granted during 1998 was $4.28.

Directors' Stock Compensation Plan

During October 1998, the Company's board of directors approved a nonemployee directors' compensation plan for the directors of the Bank. The Plan provides that directors will each receive 3,800 shares of common stock as compensation for serving approximately three years. Restricted shares are issued to the directors and are released after the end of each year of service. Shares related to missed meetings or for termination prior to the end of the three-year period are forfeited back to the Company. A committee of the board determined the fair value of the shares at the date of issue to be $6/share. Each director is effectively granted 100 shares of stock per meeting. During 1998, a total of 64,600 shares were issued under the Plan. Amortization of compensation cost in 1998 amounted to $18,600.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

The Company's directors and their associates, including companies and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of the Company. The following is a summary of loan activity with these parties for the years ended December 31, 1998 and 1997:

                                                    1998               1997
                                                ------------       ------------
Balances at beginning of period                 $ 10,550,806       $         --
Advances                                          11,679,984         12,507,324
Repayment                                        (10,091,787)        (1,956,518)
                                                ------------       ------------

Balances at end of year                         $ 12,139,003       $ 10,550,806
                                                ============       ============

Loans to related parties during 1996 were not significant.

The Company also has deposit activities with related parties in the normal course of business which amounted to $4,249,597 and $3,735,935 at December 31, 1998 and 1997, respectively. Deposit activities with related parties for 1996 were not significant.

During 1998, the Company entered into a lease agreement with a partnership for certain land to be used for a branch site. Two partners are members of the Company's Board of Directors. Lease expense recognized during 1998 for the agreement was approximately $6,600.

Other transactions are described in the Summary of Significant Accounting Policies.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash disbursed for interest for the years ended December 31, 1998, 1997 and 1996 was $4,244,631 $1,064,790, and $522,343, respectively. Cash disbursed for income taxes was $1,969,000 for the year ended December 31, 1998 and was not significant for the years ended December 31, 1997 and 1996.

During the year ended December 31, 1998, noncash investing activities included the recognition as a component of comprehensive income the net unrealized holding loss on available-for-sale securities of $(11,681), net of deferred taxes of $(6,017).

During the year ended December 31, 1997, noncash investing activities included the recognition as a component of comprehensive income the net unrealized holding gains on available-for-sale securities of $24,593, net of deferred taxes of $12,669.

During the year ended December 31, 1996, noncash investing activities consisted of the recognition as a component of comprehensive income the net unrealized holding loss on available-for-sale securities of $(2,629), net of deferred taxes of $(1,354).

Other noncash transactions during 1998 included the issuance of 64,600 shares of common stock under a directors' stock compensation plan. Other noncash transactions during 1997 included the retirement of treasury stock having a carrying value of approximately $2,325,700, a stock split effected in the form of a dividend of 77.4372-for-1, the reduction in par value from $10 to $1 and the transfer of investments of approximately $6,436,000 from the held-to-maturity category to the available-for-sale category in connection with the acquisition previously discussed.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

NOTE 8 - LEASE COMMITMENTS

The Company leases certain land and office space under noncancelable operating leases expiring in various years through 2027. Certain leases contain renewal options from five to ten years based on existing or escalated terms. Future minimum lease payments under these leases are as follows:

1999                                                    $  190,521
2000                                                       202,458
2001                                                       205,346
2002                                                       194,960
2003                                                       182,358
Later years                                              1,081,850
                                                        ----------

Total                                                   $2,057,493
                                                        ==========

Total rental expense for the years ended December 31, 1998 and 1997 was approximately $161,000 and $59,700, respectively. Rental expense for the year ended December 31, 1996 was not significant.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. Unfunded loan commitments at December 31, 1998 and 1997 were approximately $69,553,000 and $54,063,000, respectively. Management does not anticipate any losses as a result of these transactions.

Like most entities, the Company may be exposed to risks associated with Year 2000 dating problems. This problem affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Company's financial position and results of operations.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 10 - EARNINGS PER SHARE

During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. All prior earnings per share data presented have been restated in accordance with SFAS 128.

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

                                       1998                                 1997                                  1996
                       ----------------------------------- ------------------------------------  ----------------------------------
                        Income        Shares     Per share    Income       Shares     Per share    Income        Shares   Per share
                       numerator    denominator   amount     numerator   denominator   amount     numerator    denominator  amount

Basic EPS             $ 3,304,303    13,344,130   $0.25   $(1,981,415)     4,824,792   $(0.41)  $    38,847       712,035   $0.05
Effect of dilutive
     stock options           --         166,000                  --             --                     --            --
                      -----------    ----------           -----------    -----------   -----    -----------   -----------   -----

Diluted EPS           $ 3,304,303    13,510,130   $0.24   $(1,981,415)   4,824,792 $   (0.41)   $    38,847       712,035   $0.05
                      ===========    ==========           ===========    ===========            ===========   ===========


NOTE 11 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Commitments to Extend Credit

Generally, the Bank enters into commitments to extend credit at adjustable interest terms. Accordingly, the commitment amount is a reasonable estimate of fair value.

Cash, Due from Banks and Federal Funds Sold

The assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Investment Securities

For investment securities, excluding restricted equity securities, fair value is equal to the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or bid quotations received from securities dealers. The carrying value of restricted equity securities approximate fair values. Securities available-for-sale had a carrying value (which approximate fair value) of approximately $7,303,000 and $5,085,000 at December 31, 1998 and 1997,
respectively.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 11 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
                   (CONTINUED)
Loans

Fair values of loans are estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying value of loans, net of the allowance for loan losses, was $183,550,924 and $117,102,264 at December 31, 1998 and 1997, respectively. The fair value of loans at those dates was approximately the same as carrying value.

Deposits

The fair value of demand deposits, both interest and noninterest bearing, and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. At December 31, 1998 and 1997, the carrying value of deposits was $205,139,114 and $106,254,658. The fair value of deposits at those dates was approximately the same as carrying value.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 12 - RETIREMENT PLAN

Effective  January 1, 1999,  the  Company  adopted a 401(k) plan that will cover
substantially   all   eligible   employees.   The  Company  may  elect  to  make
contributions to the plan.

NOTE 13 - REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

NOTE 13 - REGULATORY MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                                To be well
                                                                                                             capitalized under
                                                                                   For capital               prompt corrective
                                                          Actual                 adequacy purposes           action provisions
                                                  -------------------          --------------------       ------------------------
                                                  Amount        Ratio          Amount         Ratio       Amount         Ratio
                                                  ------        -----          ------         -----       ------         -----
As of December 31, 1998
  Total Capital (to Risk Weighted Assets):
                   Tejas Bancshares, Inc.      $43,652,000      21.80%    $ 15,986,000       >=8.0%            N/A
                   The Bank                     42,864,000      21.50%      15,986,000       >=8.0%   $  19,983.00      >=10.0%
   Tier I Capital (to Risk Weighted Assets):
                   Tejas Bancshares, Inc.      $41,140,000      20.60%    $  7,993,000       >=4.0%            N/A
                   The Bank                     40,352,000      20.20%       7,993,000       >=4.0%   $ 11,990,000     >= 6.0%
   Tier I Captal (to Average Assets):
                   Tejas Bancshares, Inc.      $41,140,000      17.00%    $  7,251,000       >=4.0%            N/A
                   The Bank                     40,352,000      16.70%       7,251,000       >=4.0%   $ 12,085,000      >= 5.0%

As of December 31, 1997
   Total Capital (to Risk Weighted Assets):
                   Tejas Bancshares, Inc.      $39,412,000      31.17%    $ 10,116,000       >=8.0%            N/A
                   The Bank                     38,528,000      30.47%      10,116,000       >=8.0%   $ 12,645,000      >=10.0%
   Tier I Capital (to Risk Weighted Assets):
                   Tejas Bancshares, Inc.      $37,817,000      29.21%    $  5,058,000       >=4.0%            N/A
                   The Bank                     36,933,000      29.21%       5,058,000       >=4.0%    $ 7,587,000      >= 6.0%
   Tier I Captal (to Average Assets):
                   Tejas Bancshares, Inc.      $37,597,000      28.98%    $  5,224,000       >=4.0%            N/A
                   The Bank                     36,969,000      28.31%       5,224,000       >=4.0%    $ 6,530,000      >= 5.0%

There are certain regulatory guidelines on the amount of dividends that can be paid by the Bank to the Company. These guidelines do not currently have a significant effect on the amount of dividends paid by the Bank. The Bank is also required to maintain certain daily reserve balances on hand in accordance with requirements of the Board of Governors of the Federal Reserve System. For the years ended December 31, 1998 and 1997, the Bank maintained average cash and due from bank balances of approximately $3,872,000 and $4,720,000, respectively, in order to satisfy such requirements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets, statements of operations and comprehensive income, and cash flows for Tejas Bancshares, Inc. (parent only) follow:

Condensed Balance Sheets

                                                       1998             1997
                                                       ----             ----

ASSETS
          Cash on deposit with Bank                 $   713,621      $   884,154
          Investment in Bank                         40,377,011       36,969,088
          Current tax receivable                         73,832             --
                                                    -----------      -----------

TOTAL ASSETS                                        $41,164,464      $37,853,242
                                                    ===========      ===========

STOCKHOLDERS' EQUITY                                $41,164,464      $37,853,242
                                                    ===========      ===========



Condensed Statements of Operations and Comprehensive Income

                                            1998          1997           1996
                                        -----------   -----------    -----------

INCOME
      Dividend received from Bank       $      --     $   632,938    $      --
      Other                                    --            --            6,937
                                        -----------   -----------    -----------

                                               --         632,938          6,937
                                        -----------   -----------    -----------

EXPENSES
   Other                                    143,322        82,417         11,727

EQUITY IN UNDISTRIBUTED
   INCOME (LOSS) OF BANK                  3,447,625    (2,531,936)        43,637
                                        -----------   -----------    -----------

NET EARNINGS (LOSS) AND
   COMPREHENSIVE INCOME                 $ 3,304,303   $(1,981,415)   $    38,847
                                        ===========   ===========    ===========

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows

                                                                                   1998                1997                1996
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                         $  3,304,303        $ (1,981,415)       $     38,847
   Adjustments to reconcile net earnings (loss)
      to net cash provided (used) by operating activities:
        Equity in undistributed loss (income) of Bank                            (3,447,625)          2,531,936             (43,637)
        Amortization of deferred directors' compensation                             18,600                --                  --
        Change in current tax receivable                                            (73,832)               --                  --
        Other                                                                        28,021                --                  --
        Gain on sale of real estate                                                    --                  --                (6,937)
                                                                               ------------        ------------        ------------

            Net cash provided (used) by operating activities                       (170,533)            550,521             (11,727)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate                                                   --                  --                31,764
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                                          --            (2,163,692)               --
   Proceeds from sale of common stock,
      net of issue costs of $159,558                                                   --            39,840,444                --
   Cash investment in Bank                                                             --           (37,400,000)               --
   Proceeds from loan to stockholder                                                   --             1,000,000                --
   Repayment of loan to stockholder                                                    --            (1,000,000)               --
                                                                               ------------        ------------        ------------

            Net cash provided by financing activities                                  --               276,752                --
                                                                               ------------        ------------        ------------

            Increase (decrease) in cash                                            (170,533)            827,273              20,037

CASH, BEGINNING OF YEAR                                                             884,154              56,881              36,844
                                                                               ------------        ------------        ------------

CASH, END OF YEAR                                                              $    713,621        $    884,154        $     56,881
                                                                               ============        ============        ============


            This information is an integral part of the accompanying
                       consolidated financial statements.

                                  EXHIBIT LIST





   Number                      Description
   ------                      -----------



   3.1      Restated Articles of Incorporation of Tejas Bancshares, Inc.*

   3.2      Amended and Restated Bylaws of Tejas Bancshares, Inc.*

   21.1     Subsidiary of Tejas Bancshares, Inc.*

   27.1     Financial Data Schedule


----------
* Incorporated by reference from the Company's Registration Statement on Form 10 dated April 10, 1998.