Form 10-Q
period 1999-03-31
TEJAS BANCSHARES INC
filed 1999-05-11
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 1999

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


                                   ----------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |X| No |_|


As of March 31, 1999, 13,398,784 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.



                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1:  Financial Statements

          Condensed Consolidated Balance Sheets
              at March 31, 1999 and December 31, 1998                          1

          Condensed Consolidated Statements of Operations and
              Comprehensive Income for the three-month periods ended
              March 31, 1999 and 1998                                          2

          Condensed Consolidated Statements of Cash Flows for the
              three-month periods ended March 31, 1999 and 1998                3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2:  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                        6


Part II.  Other Information                                                   16

Signatures                                                                    17

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)
                      March 31, 1999 and December 31, 1998



                                     ASSETS
                                                     March 31,      December 31,
                                                       1999            1998*
                                                  -------------   -------------
Cash and due from banks                           $  18,454,760   $  23,813,175
Federal funds sold                                   32,000,000      26,300,000
Securities available-for-sale                         7,080,635       7,303,042

Loans                                               191,712,693     187,176,359
Less allowance for loan losses                       (3,973,935)     (3,625,435)
                                                  -------------   -------------
      Loans, net                                    187,738,758     183,550,924
                                                  -------------   -------------
Bank premises and equipment, net                      2,708,355       2,512,233
Accrued interest receivable                           2,580,468       2,349,083
Net deferred tax asset                                1,416,837       1,300,013
Other assets                                            104,214         159,389
                                                  -------------   -------------
TOTAL ASSETS                                      $ 252,084,027   $ 247,287,859
                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing             $  53,473,277   $  61,431,129
         Demand - interest bearing                   81,833,507      68,559,436
         Time and savings                            73,181,959      75,148,549
                                                  -------------   -------------
            Total deposits                          208,488,743     205,139,114
                                                  -------------   -------------
      Accrued interest payable                          708,347         684,462
      Federal income taxes payable                      524,123          66,994
      Other liabilities                                 343,810         232,825
                                                  -------------   -------------
            Total liabilities                       210,065,023     206,123,395
                                                  -------------   -------------
STOCKHOLDERS' EQUITY
      Common stock                                   13,398,784      13,397,934
      Paid-in capital                                26,462,127      26,460,427
      Retained earnings                               2,485,022       1,650,455
      Accumulated other comprehensive income             15,671          24,648
      Deferred directors' compensation                 (342,600)       (369,000)
                                                  -------------   -------------
            Total stockholders' equity               42,019,004      41,164,464
                                                  -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 252,084,027   $ 247,287,859
                                                  =============   =============

* Condensed from audited financial statements.


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                  (Unaudited)
                Three-month periods ended March 31, 1999 and 1998


                                                     Three-month periods ended
                                                            March 31,
                                                    --------------------------
                                                        1999           1998
                                                    -----------    -----------
INTEREST INCOME AND FEES
     Interest and fees on loans                     $ 3,911,959    $ 2,797,406
     Interest and dividends on
       investment securities                            100,335         79,228
     Interest on federal funds sold                     344,226        101,469
                                                    -----------    -----------
            Total interest income                     4,356,520      2,978,103
INTEREST EXPENSE ON DEPOSITS                          1,308,353        864,070
                                                    -----------    -----------
            Net interest income                       3,048,167      2,114,033
PROVISION FOR LOAN LOSSES                               330,000        225,000
                                                    -----------    -----------
            Net interest income after provision
              for loan losses                         2,718,167      1,889,033
OTHER OPERATING INCOME
     Service charges                                    247,358         66,901
     Other                                              116,795         35,160
                                                    -----------    -----------
            Total other operating income                364,153        102,061
OTHER OPERATING EXPENSES
     Salaries and employee benefits                     930,794        583,187
     Depreciation                                        96,057         40,617
     Advertising                                         80,771         98,823
     Occupancy expense                                  104,663         78,462
     Federal Deposit Insurance Corporation
       premiums, net                                      5,346          3,420
     Professional fees                                   42,790         30,496
     Supplies, stationery and office expenses            85,002        219,962
     Taxes other than on income and salaries             22,500         47,499
     Data processing                                    203,841         31,199
     Postage                                             43,512         18,331
     Other                                              202,548        108,396
                                                    -----------    -----------
            Total other operating expenses            1,817,824      1,260,392
                                                    -----------    -----------
            Earnings before income taxes              1,264,496        730,702
INCOME TAXES                                            429,929        118,756
                                                    -----------    -----------
NET EARNINGS                                            834,567        611,946
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains
       on securities, net of tax                         (8,977)        (3,033)
                                                    -----------    -----------
COMPREHENSIVE INCOME                                $   825,590    $   608,913
                                                    ===========    ===========

NET EARNINGS PER SHARE-Basic                        $      0.06    $      0.05
                                                    ===========    ===========

NET EARNINGS PER SHARE-Diluted                      $      0.06    $      0.05
                                                    ===========    ===========


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three-month periods ended March 31, 1999 and 1998


                                                                                Three-month periods
                                                                                   ended March 31,
                                                                          ------------------------------
                                                                               1999             1998
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                         $    834,567      $    611,946
     Adjustments to reconcile net earnings to
         net cash provided (used) by operating activities:
             Depreciation                                                       96,057            40,617
             Deferred income taxes                                            (112,200)               --
             Amortization of deferred director's compensation                   26,400                --
             Provision for loan losses                                         330,000           225,000
             Amortization of premium or (accretion) of
                 discount relating to investment securities, net                 6,533            (1,871)
             Changes in:
                 Accrued interest receivable                                  (231,385)       (1,127,932)
                 Other assets                                                   55,175          (171,763)
                 Accrued interest payable                                       23,885           201,431
                 Federal income taxes payable                                  457,129          (221,244)
                 Other liabilities                                             110,985           123,690
                                                                          ------------      ------------
                     Net cash provided (used) by operating activities        1,597,146          (320,126)
                                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                       1,309,664           867,161
     Purchases of securities available-for-sale                             (1,107,391)       (1,141,800)
     Change in loans to customers                                           (4,517,834)      (17,094,916)
     Expenditures for bank premises and equipment                             (292,179)       (1,153,473)
                                                                          ------------      ------------
                     Net cash used by investing activities                  (4,607,740)      (18,523,028)
                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                3,349,629        29,943,650
     Proceeds from the exercise of stock options                                 2,550                --
                                                                          ------------      ------------
                     Net cash provided by financing activities               3,352,179        29,943,650
                                                                          ------------      ------------
                     Net increase in cash and cash equivalents                 341,585        11,100,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            50,113,175        20,126,298
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 50,454,760      $ 31,226,794
                                                                          ============      ============


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  General

     See the Summary of Significant Accounting Policies included in the consolidated financial statements in the Company's report on Form 10K.

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

(2)  Net Earnings Per Share

     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the three-month periods ended March 31.

                                         1999                                   1998
                       -------------------------------------   --------------------------------------
                         Income         Shares     Per share     Income        Shares       Per share
                        numerator    denominator    amount      numerator    denominator     amount
                       ----------    -----------   ---------   ----------    -----------    ---------
Basic EPS              $  834,567     13,398,182   $    0.06   $  611,946     13,333,334    $    0.05
Effect of dilutive
   stock options               --        220,050                       --             --
                       ----------     ----------               ----------     ----------
Diluted EPS            $  834,567     13,618,232   $    0.06   $  611,946     13,333,334    $    0.05
                       ==========     ==========               ==========     ==========


(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. On March 15, 1999 the Company granted 50,000 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.


            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

(4)  New Banking Center

     During the first quarter of 1999, the Company began construction of a banking center at 45th and Coulter in Amarillo. At March 31, 1999, the Company had a commitment of $1,270,000 for the construction. The land for the site was being leased from a partnership in which two partners were members of the Company's board of directors. On April 20, 1999, the Company purchased the land from the partnership, the two board of directors sold the land at their cost.



            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month Periods Ended March 31, 1999 as Compared to the Three-Month Periods Ended March 31, 1998:


                                    Earnings

Tejas Bancshares, Inc. and subsidiary (the Company) incurred net earnings for the three-month period ended March 31, 1999 of $834,567 as compared to earnings of $611,946 for the three-month period ended March 31, 1998. The increase in earnings for 1999 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the three-month period ended March 31, 1999 and 1998 was 1.36% and 1.62%, respectively, and return on average equity was 8.10% and 6.51%, respectively.


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

During the three-month periods ended March 31, 1999 and 1998 net interest income was $3,048,167, and $2,114,033, respectively. The increase in net interest income from 1998 to 1999 of $934,134 (44.19%) is primarily due to an increase in average interest-earning assets of approximately $87,153,800, net of an increase in average interest-bearing liabilities of approximately $66,786,500.

The following table sets forth the average consolidated balance sheets of the Company and subsidiary for the three-month periods ended March 31, 1999 and 1998 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                             1999                                 1998
                                           -------------------------------------   -----------------------------------
                                              Average         Total      Average      Average       Total      Average
                                             Balance(1)     Interest      Rate       Balance(1)    Interest      Rate
                                           ------------    ----------    -------   ------------   ----------   -------
INTEREST-EARNING ASSETS
    Loans
      Commercial and agricultural          $108,007,689     2,287,204     8.59%    $ 65,887,954    1,445,591     8.90%
      Real estate - mortgage                 70,079,445     1,328,939     7.69%      37,508,101      806,822     8.72%
      Installment loans to individuals       12,695,833       295,816     9.45%      24,015,413      544,993     9.20%
                                           ------------    ----------     ----     ------------   ----------     ----
        Total loans                         190,782,967     3,911,959     8.32%     127,411,468    2,797,406     8.90%

    Securities taxable                        7,191,684       100,335     5.66%       5,132,669       79,228     6.26%
    Federal funds sold and other
      interest-earning assets                29,270,000       344,226     4.77%       7,546,666      101,469     5.45%
                                           ------------    ----------     ----     ------------   ----------     ----
        Total interest-earning assets       227,244,651     4,356,520     7.77%     140,090,803    2,978,103     8.62%

NONINTEREST-EARNING ASSETS
      Cash and due from banks                18,599,022                              13,004,123
      Other assets                            6,639,188                               3,211,978
      Less:  allowance for loan losses       (3,769,122)                             (2,837,004)
                                           ------------                            ------------

        Total                              $248,713,739                            $153,469,900
                                           ============                            ============


INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand              $ 33,030,921       130,982     1.61%    $ 19,012,907      115,574     2.47%
      Money market deposits                  44,338,545       313,597     2.87%      20,854,809      172,639     3.36%
      Other savings deposits                  4,678,243        23,155     2.01%       2,286,977       15,513     2.75%
      Time deposits                          69,745,328       840,619     4.89%      42,851,881      560,344     5.30%
                                           ------------    ----------     ----     ------------   ----------     ----
        Total interest-bearing
          liabilities                       151,793,037     1,308,353     3.50%      85,006,574      864,070     4.12%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                        53,872,746                              29,791,555
      Other                                   1,263,189                                 538,626
      Stockholders' equity                   41,784,767                              38,133,145
                                           ------------                            ------------
        Total                              $248,713,739                            $153,469,900
                                           ============                            ============

Net interest income                                        $3,048,167                             $2,114,033
Net yield on earning assets                                               5.44%                                  6.12%
                                                                          ====                                   ====


(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three-month periods for 1999 increased by $262,092 (257%) because of increased activity on deposit accounts. Other operating expenses increased during the three-month periods for 1999 by $557,432 (44%). The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1998 to 1999 and increases in costs to conduct banking operations, primarily data processing, depreciation and occupancy.


                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the three-month period of 1999, the weighted average yield on taxable securities was 5.66% as compared to 6.26% during 1998. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at March 31, 1999 and December 31, 1998 were as follows:

                                        March 31, 1999            December 31, 1998
                                   ------------------------    ------------------------
                                    Amortized                  Amortized
                                      Cost         Market         Cost         Market
                                   ----------    ----------    ----------    ----------
Treasury securities                $2,211,979    $2,213,389    $2,210,407    $2,213,750
Government agencies                 1,840,974     1,848,058     1,855,726     1,877,014
Mortgage backed securities          1,788,263     1,803,513     1,981,078     1,993,793
State and political obligations            --            --         2,810         2,810
Other securities                    1,215,675     1,215,675     1,215,675     1,215,675
                                   ----------    ----------    ----------    ----------
Total securities                   $7,056,891    $7,080,635    $7,265,696    $7,303,042
                                   ==========    ==========    ==========    ==========


                                 Loan Portfolio

At March 31, 1999 and December 31, 1998 net loans accounted for 74.5% and 74.2%, respectively, of total assets.

The amount of loans outstanding at March 31, 1999 and December 31, 1998 are shown in the following table according to type of loans:

                                      March 31,      December 31,
                                        1999             1998
                                    ------------    ------------
Commercial                          $ 66,281,635    $ 65,560,035
Agriculture                           35,832,187      50,051,845
Real estate
   Commercial                         53,700,377      39,643,202
   1-4 single family                  23,160,312      20,542,212
Installment loans to individuals      12,438,524      11,274,763
Student Loans                            299,658         104,302
                                    ------------    ------------
      Total                         $191,712,693    $187,176,359
                                    ============    ============



                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 1999 and 1998:


                                                      1999              1998
                                                  -----------       -----------
Balance of allowance for loan
   losses at the beginning of period              $ 3,625,435       $ 2,748,418
Provision charged to operations                       330,000           225,000
Charge-offs                                            (4,760)           (4,189)
Recoveries                                             23,260            14,733
                                                  -----------       -----------
Balance at end of period                          $ 3,973,935       $ 2,983,962
                                                  ===========       ===========


The Bank had no significant nonaccrual, past due or restructured loans at March 31, 1999.

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

At March 31, 1999 and December 31, 1998, the allowance for loan losses was $3,973,935 and $3,625,435, respectively, which represented 2.07% and 1.94% of outstanding loans at those respective dates.

During the three-month periods ended March 31, 1999 and 1998, the Company recorded provisions for loan losses of $330,000 and $225,000, respectively. The provisions were made in connection with the growth of the loan portfolio. The increase in loans is attributable to the change in ownership and an aggressive posture taken by management to grow the Company. During 1997, the Company hired nine new, experienced loan officers who have been successful in originating many loans. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31,1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratio at March 31, 1999, as set forth in the following table.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                       For Capital                Prompt Corrective
                                           Actual                   Adequacy Purposes             Action Provisions
                                   ----------------------       -------------------------      ------------------------
                                       Amount       Ratio           Amount        Ratio           Amount       Ratio
                                   ------------     -----       ------------   ----------      ----------   -----------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.       $ 44,592,000     21.68%      $ 16,456,000   > or = 8.0%     N/A
      The Bank                       43,808,000     21.30%        16,456,000   > or = 8.0%     20,570,000   > or = 10.0%
   Tier I Capital:
      Tejas Bancshares, Inc.       $ 42,003,000     20.42%      $  8,228,000   > or = 4.0%     N/A
      The Bank                       41,219,000     20.04%         8,228,000   > or = 4.0%     12,342,000   > or = 6.0%

To Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.       $ 42,003,000     16.84%      $  9,978,000   > or = 4.0%     N/A
      The Bank                       41,219,000     16.52%         9,978,000   > or = 4.0%     12,473,000   > or = 5.0%

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $29,270,000 during the three-month period ended March 31, 1999. Additionally, the Company has $13,000,000 in funds purchased lines available from correspondent banks. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations in the range of $75 million to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $205,665,783 and $114,798,129 during the three-month periods for 1999 and 1998, respectively. Average interest-bearing deposits were $151,793,037 in 1999 as compared to $85,006,574 in 1998.

The average daily amount of deposits and rates paid on savings deposits are summarized for the three-months ended March 31, 1999 and 1998 as indicated in the following table:

                                       1999                    1998
                               ---------------------  ---------------------
                                Amount         Rate    Amount         Rate
                               -------------- ------  -------------- ------
Deposits
   Noninterest-bearing demand  $ 53,872,746    0.00%  $ 29,791,555    0.00%
   Interest-bearing demand       33,030,921    1.61%    19,012,907    2.47%
   Money market deposits         44,338,545    2.87%    20,854,809    3.36%
   Other savings deposits         4,678,243    2.01%     2,286,977    2.75%
   Time deposits                 69,745,328    4.89%    42,851,881    5.30%
                               ------------           ------------
      Total                    $205,665,783           $114,798,129
                               ============           ============

                              YEAR 2000 Disclosure


In compliance with the Year 2000 Readiness Disclosure Act, the following information is provided as required for this section:

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

Impact on the Company:

An overall assessment of the Y2K problem was made in order to determine the impact of the Y2K problem. Included in this phase were the identification and prioritization of the Bank's mission critical systems, software, and support equipment, as well as a review of all customers who provide business services to this financial institution. An inventory of all systems was performed which laid the groundwork for the project. Furthermore, all essential vendors and suppliers were contacted to ascertain their Y2K compliance efforts and no material impact was identified. The assessment phase was completed in mid 1998.

Remediation and Testing :

The Bank relies heavily on a major service provider for its mission-critical applications and operations. Status reports of this providers' efforts with regard to attaining Y2K readiness, including any remediation required, have been provided to management on a regular basis. Its own internal test summaries and readiness statements have been obtained.

In addition, mission-critical applications within the operating system were tested on site in February 1999. Integrated tests were performed on a duplicated client "Test Bank" provided by the servicer. An independent review of the testing results was also performed with satisfactory results.

Other third party service providers such as credit reporting agencies, document processing systems, credit card merchant systems, and government reporting systems have been tested internally or certified as Y2K compliant depending on the provider profile with one exception: the POD (Item Processing) system. It will be installed and tested for Y2K readiness in May 1999 through onsite testing by Alltel.

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

In September 1998, management began surveying all borrowers with outstanding aggregate loans in excess of $250,000. The level of risk - Low, Medium, High-was determined based on the results of a questionnaire and internal guidelines. The latest general assessment was completed as of 3/15/99 and covered 68.7% of the portfolio, of which only 3.5% were deemed to exhibit a level of risk above the Low risk category.

Additionally, a similar review is conducted quarterly of all large depositors to ensure Y2K readiness and to avoid any unforeseen liquidity problems for these customers. As of this date, the deposit-base has been determined to exhibit low risk factors.

The risk assessment program is on-going, and the results of the quarterly analyses of loans and deposit customers are reported to the board of directors. Efforts and actions to offset any defined or potential risks have been prescribed in the program.

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

Management and directors of the Company believe an effective program is in place to address the Y2K problem. As required by the regulatory agencies, this financial institution has exercised diligent efforts to conform to all milestone dates as defined by the Federal Financial Institution Examination Council's guidance papers. However, the Company cannot guarantee that no century date change problems will arise, due to its reliance on service provider systems.

The development of a Year 2000 Business Resumption Contingency Plan to minimize the potential problems and risk to the organization is being given considerable attention. Completion date for all phases of the project is anticipated to be June 30, 1999, although monitoring efforts and flexibility will continue throughout the year.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27 Financial Data Schedule for March 31, 1999

          (b)  Reports on Form 8-K

                    No Form 8-K was filed with the SEC during the quarter ended March 31, 1999.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TEJAS BANCSHARES, INC.


DATE: May 10, 1999               BY: /s/ Donald E. Powell
      ------------                   -----------------------------------------
                                     Donald E. Powell, Chief Executive Officer


DATE: May 10, 1999               BY: /s/ Jack Hall
      ------------                   -----------------------------------------
                                     Jack Hall, Chief Financial Officer