Form 10-Q
period 1999-06-30
TEJAS BANCSHARES INC
filed 1999-08-12
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                                   ----------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ____ (2) Yes X No____

As of June 30, 1999, 13,406,767 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.


                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets
           at June 30, 1999 and December 31, 1998                             1

         Condensed Consolidated Statements of Operations and Comprehensive
           Income for the three-month and six-month periods ended
           June 30, 1999 and 1998                                             2

         Condensed Consolidated Statements of Cash Flows for the
           six-month periods ended June 30, 1999 and 1998                     3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2:  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                          6

Part II. Other Information                                                   15

Signatures                                                                   16

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                       June 30, 1999 and December 31, 1998

                                     ASSETS

                                                              June 30,         December 31,
                                                                1999              1998*
                                                            -------------     -------------
Cash and due from banks                                     $  17,473,265     $  23,813,175
Federal funds sold                                             25,000,000        26,300,000
Securities available-for-sale                                   6,920,618         7,303,042
Loans                                                         203,935,187       187,176,359
Less allowance for loan losses                                 (3,665,302)       (3,625,435)
                                                            -------------     -------------
      Loans, net                                              200,269,885       183,550,924
                                                            -------------     -------------
Bank premises and equipment, net                                3,301,352         2,512,233
Accrued interest receivable                                     3,136,901         2,349,083
Net deferred tax asset                                          1,346,691         1,300,013
Income tax receivable                                             162,319              --
Other assets                                                       90,451           159,389
                                                            -------------     -------------
TOTAL ASSETS                                                $ 257,701,482     $ 247,287,859
                                                            =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing                       $  56,861,501     $  61,431,129
         Demand - interest bearing                             83,336,472        68,559,436
         Time and savings                                      73,287,424        75,148,549
                                                            -------------     -------------
            Total deposits                                    213,485,397       205,139,114
                                                            -------------     -------------
      Accrued interest payable                                    853,935           684,462
      Federal income taxes payable                                   --              66,994
      Other liabilities                                           384,300           232,825
                                                            -------------     -------------
            Total liabilities                                 214,723,632       206,123,395
                                                            -------------     -------------

STOCKHOLDERS' EQUITY
      Common stock                                             13,406,767        13,397,934
      Paid-in capital                                          26,478,093        26,460,427
      Retained earnings                                         3,403,961         1,650,455
      Accumulated other comprehensive income                        4,629            24,648
      Deferred directors' compensation                           (315,600)         (369,000)
                                                            -------------     -------------
            Total stockholders' equity                         42,977,850        41,164,464
                                                            -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 257,701,482     $ 247,287,859
                                                            =============     =============

* Condensed from audited financial statements.

     These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations and
                        Comprehensive Income (Unaudited)
         Three-month and six-month periods ended June 30, 1999 and 1998


                                                               Three-month periods ended             Six-month periods ended
                                                                         June 30,                             June 30,
                                                             ---------------------------------    ---------------------------------
                                                                 1999               1998               1999               1998
                                                             ---------------- ----------------    ---------------- ----------------
INTEREST INCOME AND FEES
     Interest and fees on loans                                $ 4,036,309        $ 3,188,132        $ 7,948,268        $ 5,985,538
     Interest and dividends on
       investment securities                                        97,298             83,718            197,633            162,946
     Interest on federal funds sold                                347,245            353,157            691,471            454,626
                                                               -----------        -----------        -----------        -----------
            Total interest income                                4,480,852          3,625,007          8,837,372          6,603,110
INTEREST EXPENSE ON DEPOSITS                                     1,289,306          1,145,794          2,597,659          2,009,864
                                                               -----------        -----------        -----------        -----------
            Net interest income                                  3,191,546          2,479,213          6,239,713          4,593,246
PROVISION FOR LOAN LOSSES                                          330,000            225,000            660,000            450,000
                                                               -----------        -----------        -----------        -----------
            Net interest income after provision
              for loan losses                                    2,861,546          2,254,213          5,579,713          4,143,246
OTHER OPERATING INCOME
     Service charges                                               274,849            213,592            522,207            280,493
     Other                                                         161,085            112,681            277,880            147,841
                                                               -----------        -----------        -----------        -----------
            Total other operating income                           435,934            326,273            800,087            428,334
OTHER OPERATING EXPENSES
     Salaries and employee benefits                                963,859            870,628          1,894,653          1,453,815
     Depreciation                                                   99,283             79,493            195,340            120,110
     Advertising                                                    64,349            104,639            145,120            203,462
     Occupancy expense                                             102,823             90,883            207,486            169,345
     Federal Deposit Insurance Corporation
       premiums, net                                                 5,672             13,874             11,018             17,294
     Professional fees                                              47,060             83,061             89,850            113,557
     Supplies, stationary and office expenses                       98,862            188,393            183,864            408,355
     Taxes other than on income and salaries                        23,088             47,501             45,588             95,000
     Data processing                                               227,462            174,288            431,303            205,487
     Postage                                                        43,590             34,733             87,102             53,064
     Other                                                         229,101            113,848            431,649            222,244
                                                               -----------        -----------        -----------        -----------
            Total other operating expenses                       1,905,149          1,801,341          3,722,973          3,061,733
                                                               -----------        -----------        -----------        -----------
            Earnings before income taxes                         1,392,331            779,145          2,656,827          1,509,847
INCOME TAXES                                                       473,392            119,843            903,321            238,599
                                                               -----------        -----------        -----------        -----------
NET EARNINGS                                                       918,939            659,302          1,753,506          1,271,248
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains
       on securities, net of tax                                   (11,042)            (1,473)           (20,019)            (4,506)
                                                               -----------        -----------        -----------        -----------

COMPREHENSIVE INCOME                                           $   907,897        $   657,829        $ 1,733,487        $ 1,266,742
                                                               ===========        ===========        ===========        ===========

NET EARNINGS PER SHARE-Basic                                   $      0.07        $      0.05        $      0.13        $      0.10
                                                               ===========        ===========        ===========        ===========

NET EARNINGS PER SHARE-Diluted                                 $      0.07        $      0.05        $      0.13        $      0.10
                                                               ===========        ===========        ===========        ===========

     These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six-month periods ended June 30, 1999 and 1998

                                                                                      Six-month periods
                                                                                        ended June 30,
                                                                                ----------------------------
                                                                                   1999            1998
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $  1,753,506    $  1,271,248
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
             Depreciation                                                            195,340         120,110
             Deferred income taxes                                                   (36,366)       (445,701)
             Amortization of deferred director's compensation                         53,400            --
             Provision for loan losses                                               660,000         450,000
             Amortization of premium or (accretion) of
                 discount relating to investment securities, net                      11,312          (2,501)
             Changes in:
                 Accrued interest receivable                                        (787,818)     (1,432,522)
                 Other assets                                                        (93,381)       (138,478)
                 Accrued interest payable                                            169,473         368,749
                 Federal income taxes payable                                        (66,994)       (324,709)
                 Other liabilities                                                   151,475         456,586
                                                                                ------------    ------------
                     Net cash provided by operating activities                     2,009,947         322,782
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                             1,448,172       1,820,333
     Purchases of securities available-for-sale                                   (1,107,391)     (2,141,800)
     Change in loans to customers                                                (17,378,961)    (29,666,286)
     Expenditures for bank premises and equipment                                   (984,459)     (1,596,603)
                                                                                ------------    ------------
                     Net cash used by investing activities                       (18,022,639)    (31,584,356)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                      8,346,283      61,133,909
     Proceeds from the exercise of stock options                                      26,499            --
                                                                                ------------    ------------
                     Net cash provided by financing activities                     8,372,782      61,133,909
                                                                                ------------    ------------
                     Net increase (decrease) in cash and cash equivalents         (7,639,910)     29,872,335
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  50,113,175      20,126,298
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 42,473,265    $ 49,998,633
                                                                                ============    ============


  These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  General

     See the Summary of Significant Accounting Policies included in the consolidated financial statements in the Company's report on Form 10K.

     Effective April 1, 1999, the Company established a new middle-tier holding company named Tejas Force, Inc. The effect of the new company on the consolidated financial statements as of and for the quarter ended June 30, 1999 was insignificant.

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

(2)  Net Earnings Per Share

     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the three-month and six-month periods ended June 30.

                                                1999                                          1998
                             -------------------------------------------   ------------------------------------------
                              Income            Shares       Per share      Income            Shares       Per share
                             numerator        denominator      amount      numerator        denominator      amount
                             ----------       ------------   -----------   -----------      -----------    ----------
Six-months ended June 30:
Basic EPS                    $1,753,506       13,401,577       $0.13       $1,271,248       13,333,334       $0.10
Effect of dilutive
   stock options                   --            216,609                                          --          --
                             ----------       ------------                 -----------      -----------
Diluted EPS                  $1,753,506       13,618,186       $0.13       $1,271,248       13,333,334       $0.10
                             ==========       ============                 ===========      ==========

Three-months ended June 30:
Basic EPS                    $  918,939       13,404,935       $0.07       $  659,302       13,333,334       $0.05
Effect of dilutive
   stock options                   --            216,609                                          --          --
                             ----------       ------------                 0----------      -----------
Diluted EPS                  $  918,939       13,621,544       $0.07       $  659,302       13,333,334       $0.05
                             ==========       ============                 ===========      ===========


(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide

            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

     incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the first and second quarters of 1999 the Company granted 50,000 and 123,000, respectively, in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.

(4)  New Banking Center

     During the first quarter of 1999, the Company began construction of a banking center at 45th and Coulter in Amarillo. At June 30, 1999, the Company had a commitment of $1,270,000 for the construction.


            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month and Six-Month Periods Ended June 30, 1999 as Compared to the Three-Month and Six-Month Periods Ended June 30, 1998:

                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) incurred net earnings for the three-month period ended June 30, 1999 of $918,939 as compared to earnings of $659,302 for the three-month period ended June 30, 1998. The Company's net earnings were $1,753,506 for the six-month period ended June 30, 1999 as compared earnings of $1,271,248 for the six-month period ended June 30, 1998. The increase in earnings for 1999 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the six-month period ended June 30, 1999 and 1998 was 1.41% and 1.48%, respectively, and return on average equity was 8.37% and 6.65%, respectively.

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

During the six-month periods ended June 30, 1999 and 1998 net interest income was $6,239,713, and $4,593,246, respectively. The increase in net interest income from 1998 to 1999 of $1,646,467 (35.85%) is primarily due to an increase in average interest-earning assets of approximately $71,466,000, net of an increase in average interest-bearing liabilities of approximately $53,757,000.

The following table sets forth the average consolidated balance sheets of the Company and subsidiaries for the six-month periods ended June 30, 1999 and 1998 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:


                                                         1999                                    1998
                                          ---------------------------------------   -------------------------------------
                                            Average          Total        Average       Average         Total     Average
                                           Balance(1)       Interest        Rate      Balance(1)      Interest      Rate
                                          -------------     -----------   -------   -------------     ----------- -------
INTEREST-EARNING ASSETS
    Loans
      Commercial and agricultural         $ 106,207,450       4,423,067     8.40%   $  74,429,632       3,261,692   8.84%
      Real estate - mortgage                 73,543,594       2,898,191     7.95%      44,157,768       1,922,185   8.78%
      Installment loans to individuals       13,734,935         627,010     9.21%      17,696,802         801,661   9.14%
                                          -------------     ------------  -------   -------------     ----------- -------
        Total loans                         193,485,979       7,948,268     8.28%     136,284,202       5,985,538   8.86%

    Securities taxable                        7,105,826         197,633     5.61%       5,173,348         162,946   6.35%
    Federal funds sold and other
      interest-earning assets                29,248,619         691,471     4.77%      16,917,127         454,626   5.42%
                                          -------------      -----------   -------   -------------     ----------- -------
        Total interest-earning assets       229,840,424       8,837,372     7.75%     158,374,677       6,603,110   8.41%

NONINTEREST-EARNING ASSETS
      Cash and due from banks                17,850,986                                13,754,091
      Other assets                            7,043,791                                 4,135,154
      Less:  allowance for loan losses       (3,815,715)                               (2,948,745)
                                          -------------                             -------------
        Total                             $ 250,919,486                             $ 173,315,177
                                          =============                             =============


INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand             $  33,492,551         264,392     1.59%   $  23,049,208         280,528   2.45%
      Money market deposits                  45,875,673         659,767     2.90%      24,498,440         408,991   3.37%
      Other savings deposits                  4,858,688          48,568     2.02%       2,886,048          39,194   2.74%
      Time deposits                          68,746,766       1,624,932     4.77%      48,783,393       1,281,151   5.30%
                                          -------------      -----------   -------   -------------     ----------- -------
        Total interest-bearing
          liabilities                       152,973,678       2,597,659     3.42%      99,217,089       2,009,864   4.09%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                        54,387,698                                34,882,876
      Other                                   1,308,925                                   639,250
      Stockholders' equity                   42,249,185                                38,575,962
                                          -------------                             -------------
        Total                             $ 250,919,486                             $ 173,315,177
                                          =============                             =============

Net interest income                                       $   6,239,713                              $   4,593,246
Net yield on earning assets                                                 5.47%                                   5.85%
                                                                            ====                                    ====


(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three and six-month periods for 1999 and 1998 increased by $109,661 (33.61%) and $371,753 (86.79%), respectively, because of increased activity on deposit accounts. Other operating expenses increased during the three and six-month periods for 1999 and 1998 by $103,808 (5.76%) and $661,240 (21.60%), respectively. The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1998 to 1999 and increases in costs to conduct banking operations, primarily data processing, depreciation and occupancy.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first six-month period of 1999, the weighted average yield on taxable securities was 5.61% as compared to 6.35% during 1998. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at June 30, 1999 and December 31, 1998 were as follows:

                                                   June 30, 1999                         December 31, 1998
                                        ------------------------------          ------------------------------
                                         Amortized                               Amortized
                                           Cost              Market                Cost               Market
                                        ----------         -----------          ----------          ----------
Treasury securities                     $2,207,849          $2,204,125          $2,210,407          $2,213,750
Government agencies                      1,833,420           1,827,980           1,855,726           1,877,014
Mortgage backed securities               1,656,660           1,672,838           1,981,078           1,993,793
State and political obligations               --                  --                 2,810               2,810
Other securities                         1,215,675           1,215,675           1,215,675           1,215,675

                                        ----------          ----------          ----------          ----------
Total securities                        $6,913,604          $6,920,618          $7,265,696          $7,303,042
                                        ==========          ==========          ==========          ==========



                                 Loan Portfolio

At June 30, 1999, December 31, 1998, and June 30, 1998 net loans accounted for 77.7%, 74.2%, and 70.5%, respectively, of total assets.

The amount of loans outstanding at June 30, 1999 and December 31, 1998 are shown in the following table according to type of loans:

                                                                 June 30,           December 31,
                                                                   1999                 1998
                                                            ----------------     ---------------
 Commercial                                                     $ 76,815,622        $ 65,560,035
 Agriculture                                                      33,819,699          50,051,845
 Real estate
    Commercial                                                    53,236,038          39,643,202
    1-4 single family                                             24,544,379          20,542,212
 Installment loans to individuals                                 15,174,069          11,274,763
 Student Loans                                                       345,380             104,302

                                                            ----------------    ----------------
       Total                                                    $203,935,187       $ 187,176,359
                                                            ================    ================



                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 1999 and 1998:


                                                                  1999                1998
                                                            ------------------   ------------------
 Balance of allowance for loan
   losses at the beginning of period                              $ 3,625,435         $ 2,748,418
 Provision charged to operations                                      660,000             450,000
 Charge-offs                                                         (646,722)            (17,780)
 Recoveries                                                            26,588              14,877
                                                            ------------------   ------------------
 Balance at end of period                                         $ 3,665,302         $ 3,195,515
                                                            ==================   ==================


The Bank had no nonaccrual or restructured loans at June 30, 1999. Loans past due 90 days or more were only $91,000 at June 30, 1999. The charge-offs that occurred during the second quarter were primarily caused by three credits. At the present time management is not aware of any other loans in which it has serious doubts as to the ability of such borrower to comply with present loan repayment terms.

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

At June 30, 1999 and December 31, 1998, the allowance for loan losses was $3,665,302 and $3,625,435, respectively, which represented 1.80% and 1.94% of outstanding loans at those respective dates.

During the six-month period ended June 30, 1999, the Company recorded provisions for loan losses of $660,000. The provisions were made in connection with the analysis discussed above. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

 The Company and the Bank exceeded their regulatory capital ratio at June 30, 1999, as set forth in the following table.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                     For Capital              Prompt Corrective
                                          Actual                  Adequacy Purposes           Action Provisions
                                ---------------------------  --------------------------- ---------------------------
                                     Amount        Ratio          Amount        Ratio         Amount        Ratio
                                ---------------- ----------  ---------------- ---------- ---------------------------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.       $ 45,668,000     21.28%      $ 17,167,000  > 8.0%      N/A
                                                                              -
      The Bank                       44,862,000     20.92%        17,159,000  > 8.0%      21,448,000      > 10.0%
                                                                              -                           -

   Tier I Capital:
      Tejas Bancshares, Inc.       $ 42,973,000     20.03%      $  8,584,000  > 4.0%      N/A
                                                                              -
      The Bank                       42,169,000     19.66%         8,579,000  > 4.0%      12,869,000      > 6.0%
                                                                              -                           -

To Quarterly Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.       $ 42,973,000     17.04%      $ 10,085,000  > 4.0%      N/A
                                                                              -
      The Bank                       42,169,000     16.73%        10,085,000  > 4.0%      12,606,000      > 5.0%
                                                                              -                           -



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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $29,249,000 during the six-month period ended June 30, 1999. Additionally, the Company has $25,000,000 in funds purchased lines available from correspondent banks. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations in the range of $75 million to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $207,361,376 and $134,099,965 during the six-month periods for 1999 and 1998, respectively. Average interest-bearing deposits were $152,973,678 in 1999 as compared to $99,217,089 in 1998.

The average daily amount of deposits and rates paid on savings deposits are summarized for the six-months ended June 30, 1999 and 1998 as indicated in the following table:

                                                 1999                                1998
                                      ---------------------------         ---------------------------
                                           Amount         Rate                 Amount         Rate
                                      ------------------ --------         ------------------ --------
Deposits
   Noninterest-bearing demand              $54,387,698    0.00%               $ 34,882,876    0.00%
    Interest-bearing demand                  33,492,551   1.59%                 23,049,208    2.45%
    Money market deposits                    45,875,673   2.90%                 24,498,440    3.37%
    Other savings deposits                    4,858,688   2.02%                  2,886,048    2.74%
    Time deposits                            68,746,766   4.77%                 48,783,393    5.30%
                                      -----------------                   ------------------
       Total                               $207,361,376                       $134,099,965
                                      ==================                  ==================


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

Remediation and Testing:

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

Other third party service providers such as credit reporting agencies, document processing systems, credit card merchant systems, and government reporting systems have been tested internally or certified as Y2K compliant depending on the provider.

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

In September 1998, management began surveying all borrowers with outstanding aggregate loans in excess of $250,000. The level of risk - Low, Medium, High-was determined based on the results of a questionnaire and internal guidelines. The latest general assessment covered 68.7% of the portfolio, of which only 3.5% were deemed to exhibit a level of risk above the Low risk category.

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

Implementation and Contingency Planning:

Management has ascertained that no applications will need to be re-programmed or replaced. Based on an analysis of the potential business impact of Y2K related problems, a Business Resumption Contingency Plan was developed prior to 6/30/99. The program has been approved by the Board of Directors and was reviewed by an independent third party. The primary goals of the contingency plan are to stabilize operations, minimize disruptions of service to customers, and resume business operations as quickly as possible. Validation of the plan and run-throughs will be completed in the third and fourth quarters, as well as training of all pertinent staff.

Adequate resources required to manage the Y2K project have been allocated by the Company. Expenses attributable to Y2K readiness have been minimal; none of these costs were incurred to repair or replace software, equipment, or systems. The estimated costs related to Y2K compliance, mainly covering test costs and customer communications during 1999, are not significant. Such costs have been or will be expensed as incurred.

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

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
1.   Election of directors

The annual meeting of stockholders of the Company was held on April 6, 1999. At this meeting, the individuals named below were elected to the Board of Directors of the Company to serve until the next annual meeting of the stockholders of the
Company:

                                                     Number of Shares

                                              For                       Withhold

         Don Powell                       8,305,876                      194,539
         William H. Attebury              8,493,747                        6,668
         Danny H. Conklin                 8,493,747                        6,668
         Wales H. Madden, Jr.             8,493,747                        6,668
         Jay O'Brien                      8,493,747                        6,668


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               27 Financial Data Schedule for June 30, 1999

     (b)  Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended June 30, 1999.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEJAS BANCSHARES, INC.


DATE:    August 10, 1999               BY:    /s/ Donald E. Powell
      ------------------------------      --------------------------------------
                                       Donald E. Powell, Chief Executive Officer

DATE:    August 10, 1999               BY:/s/ Jack Hall
      ------------------------------     ---------------------------------------
                                              Jack Hall, Chief Financial Officer