Form 10-Q
period 1999-09-30
TEJAS BANCSHARES INC
filed 1999-11-12
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1999

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


                                   ----------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes _X_ No ___ (2) Yes _X_ No___

As of September 30, 1999, 13,412,767 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.


                                      INDEX


                                                                                  Page
                                                                                  ----

Part I.   Financial Information

Item 1:  Financial Statements:

          Condensed Consolidated Balance Sheets
              at September 30, 1999 and December 31, 1998                          1

          Condensed Consolidated Statements of Operations and Comprehensive
              Income for the three-month and nine-month periods ended
              September 30, 1999 and 1998                                          2

          Condensed Consolidated Statements of Cash Flows for the
              nine-month periods ended September 30, 1999 and 1998                 3

          Notes to Condensed Consolidated Financial Statements                     4

Item 2:  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                            6


Part II.  Other Information                                                       15

Signatures                                                                        16

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                Condensed Consolidated Balance Sheets (Unaudited)
                    September 30, 1999 and December 31, 1998

                                     ASSETS
                                                 September 30,     December 31,
                                                     1999              1998*
                                                 -------------    -------------
Cash and due from banks                          $  17,974,701    $  23,813,175
Federal funds sold                                  27,190,000       26,300,000
Securities available-for-sale                        6,819,545        7,303,042

Loans                                              228,608,775      187,176,359
Less allowance for loan losses                      (4,190,626)      (3,625,435)
                                                 -------------    -------------
      Loans, net                                   224,418,149      183,550,924
                                                 -------------    -------------

Bank premises and equipment, net                     3,595,930        2,512,233
Accrued interest receivable                          2,855,796        2,349,083
Net deferred tax asset                               1,530,975        1,300,013
Other assets                                            63,077          159,389

                                                 -------------    -------------
TOTAL ASSETS                                     $ 284,448,173    $ 247,287,859
                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing            $  61,227,958    $  61,431,129
         Demand - interest bearing                  84,878,800       68,559,436
         Time and savings                           92,707,438       75,148,549
                                                 -------------    -------------
            Total deposits                         238,814,196      205,139,114
                                                 -------------    -------------

      Accrued interest payable                         636,315          684,462
      Federal income taxes payable                     286,733           66,994
      Other liabilities                                563,409          232,825
                                                 -------------    -------------
            Total liabilities                      240,300,653      206,123,395
                                                 -------------    -------------

STOCKHOLDERS' EQUITY
      Common stock                                  13,412,767       13,397,934
      Paid-in capital                               26,506,893       26,460,427
      Retained earnings                              4,553,948        1,650,455
      Accumulated other comprehensive income              (288)          24,648
      Deferred directors' compensation                (325,800)        (369,000)
                                                 -------------    -------------
            Total stockholders' equity              44,147,520       41,164,464
                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 284,448,173    $ 247,287,859
                                                 =============    =============

*    Condensed from audited financial statements.


          These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statement.


                                               TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
                                Three-month and nine-month periods ended September 30, 1999 and 1998


                                                        Three-month periods ended             Nine-month periods ended
                                                              September 30,                         September 30,
                                                     -------------------------------      -------------------------------
                                                         1999               1998              1999               1998
                                                     ------------       ------------      ------------       ------------
INTEREST INCOME AND FEES
     Interest and fees on loans                      $  4,573,436       $  3,601,035      $ 12,521,704       $  9,586,573
     Interest and dividends on
       investment securities                               95,018             85,044           292,651            247,990
     Interest on federal funds sold                       291,798            372,521           983,269            827,147
                                                     ------------       ------------      ------------       ------------
            Total interest income                       4,960,252          4,058,600        13,797,624         10,661,710
INTEREST EXPENSE ON DEPOSITS                            1,520,222          1,337,268         4,117,881          3,347,132
                                                     ------------       ------------      ------------       ------------
            Net interest income                         3,440,030          2,721,332         9,679,743          7,314,578
PROVISION FOR LOAN LOSSES                                 330,000            225,000           990,000            675,000
                                                     ------------       ------------      ------------       ------------
            Net interest income after provision
              for loan losses                           3,110,030          2,496,332         8,689,743          6,639,578
OTHER OPERATING INCOME
     Service charges                                      361,392            254,403           883,599            534,896
     Other                                                136,656             69,650           414,536            217,491
                                                     ------------       ------------      ------------       ------------
            Total other operating income                  498,048            324,053         1,298,135            752,387
OTHER OPERATING EXPENSES
     Salaries and employee benefits                       921,838            719,376         2,816,491          2,173,191
     Depreciation                                         113,262             81,030           308,602            201,140
     Advertising                                           94,265             70,658           239,385            274,120
     Occupancy expense                                    116,545             97,720           324,031            267,065
     Federal Deposit Insurance Corporation
       premiums, net                                        5,744              3,952            16,762             21,246
     Professional fees                                     40,433             56,534           130,283            170,091
     Supplies, stationary and office expenses              95,562            106,911           279,426            515,266
     Taxes other than on income and salaries               27,383             47,500            72,971            142,500
     Data processing                                      205,530             64,344           636,833            269,831
     Postage                                               40,368             31,464           127,470             84,528
     Other                                                204,859            237,814           636,508            460,058
                                                     ------------       ------------      ------------       ------------
            Total other operating expenses              1,865,789          1,517,303         5,588,762          4,579,036
                                                     ------------       ------------      ------------       ------------
            Earnings before income taxes                1,742,289          1,303,082         4,399,116          2,812,929
INCOME TAXES                                              592,302            211,783         1,495,623            450,382
                                                     ------------       ------------      ------------       ------------
NET EARNINGS                                            1,149,987          1,091,299         2,903,493          2,362,547
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains (losses)
       on securities, net of tax                           (4,917)             8,118           (24,936)             3,612
                                                     ------------       ------------      ------------       ------------
COMPREHENSIVE INCOME                                 $  1,145,070       $  1,099,417      $  2,878,557       $  2,366,159
                                                     ============       ============      ============       ============

NET EARNINGS PER SHARE-Basic                         $       0.09       $       0.08      $       0.22       $       0.18
                                                     ============       ============      ============       ============

NET EARNINGS PER SHARE-Diluted                       $       0.08       $       0.08      $       0.21       $       0.18
                                                     ============       ============      ============       ============


          These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statement.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Nine-month periods ended September 30, 1999 and 1998


                                                                                    Nine-month periods
                                                                                    ended September 30,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                             $  2,903,493      $  2,362,547
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation                                                           308,602           201,140
            Deferred income taxes                                                 (218,117)         (751,824)
            Amortization of deferred directors' compensation                        43,200              --
            Provision for loan losses                                              990,000           675,000
            Amortization of premium or (accretion) of
                discount relating to investment securities, net                     15,971               491
            Changes in:
                Accrued interest receivable                                       (506,713)       (1,188,891)
                Other assets                                                        96,312           (37,059)
                Accrued interest payable                                           (48,147)          279,567
                Federal income taxes payable                                       219,739          (164,795)
                Other liabilities                                                  330,584           394,105
                                                                              ------------      ------------
                    Net cash provided by operating activities                    4,134,924         1,770,281
                                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                           2,639,886         2,160,803
     Purchases of securities available-for-sale                                 (2,210,141)       (4,559,010)
     Change in loans to customers                                              (41,857,225)      (55,351,886)
     Expenditures for bank premises and equipment                               (1,392,299)       (1,746,448)
                                                                              ------------      ------------
                    Net cash used by investing activities                      (42,819,779)      (59,496,541)
                                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                   33,675,082        78,550,586
     Proceeds from the exercise of stock options                                    61,299              --
                                                                              ------------      ------------
                    Net cash provided by financing activities                   33,736,381        78,550,586
                                                                              ------------      ------------
                    Net increase (decrease) in cash and cash equivalents        (4,948,474)       20,824,326
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                50,113,175        20,126,298
                                                                              ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 45,164,701      $ 40,950,624
                                                                              ============      ============


          These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statement.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)  General

     See the Summary of Significant Accounting Policies included in the consolidated financial statements in the Company's report on Form 10K.

     Effective April 1, 1999, the Company established a new middle-tier holding company named Tejas Force, Inc. The effect of the new company on the consolidated financial statements as of and for the nine-months ended September 30, 1999 was insignificant.

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

(2)  Net Earnings Per Share

     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the three-month and nine-month periods ended September 30.

                                       1999                                        1998
                    ------------------------------------------ -------------------------------------------
                       Income          Shares       Per share       Income         Shares       Per share
                      numerator     denominator      amount       numerator      denominator     amount
                    -------------- -------------- ------------ --------------- -------------- ------------
Nine-months ended September 30:
Basic EPS              $2,903,493      13,404,009      $ 0.22      $2,362,547     13,333,334       $ 0.18
Effect of dilutive
   stock options               --         215,125                          --             --
                    -------------  --------------              --------------  -------------
Diluted EPS            $2,903,493      13,619,134      $ 0.21      $2,362,547     13,333,334       $ 0.18
                    =============  ==============              ==============  =============

Three-months ended September 30:
Basic EPS              $1,149,987      13,408,794      $ 0.09      $1,091,299     13,333,334       $ 0.08
Effect of dilutive
   stock options               --         215,125                          --             --
                    -------------  --------------              --------------  -------------
Diluted EPS            $1,149,987      13,623,919      $ 0.08      $1,091,299     13,333,334       $ 0.08
                    =============  ==============              ==============  =============

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

(4)  New Banking Center

     During the first quarter of 1999, the Company began construction of a banking center at 45th and Coulter in Amarillo. At September 30, 1999, the Company had a commitment of $1,110,000 for the construction.


            This information is an integral part of the accompnaying
                  condensed consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month  and Nine-Month  Periods Ended September 30,
1999 as compared to the Three-Month and Nine-Month Periods Ended September 30, 1998:


                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) generated net earnings for the three-month period ended September 30, 1999 of $1,149,987 as compared to earnings of $1,091,299 for the three-month period ended September 30, 1998. The Company's net earnings were $2,903,493 for the nine-month period ended September 30, 1999 as compared to earnings of $2,362,547 for the nine-month period ended September 30, 1998. The increase in earnings for 1999 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the nine-month periods ended September 30, 1999 and 1998 was 1.51% and 1.69%, respectively, and return on average equity was 9.08% and 8.10%, respectively.


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

During the nine-month periods ended September 30, 1999 and 1998 net interest income was $9,679,743, and $7,314,578, respectively. The increase in net interest income from 1998 to 1999 of $2,365,165 (32.33%) is primarily due to an increase in average interest-earning assets of approximately $63,667,000, net of an increase in average interest-bearing liabilities of approximately $46,955,000.

The following table sets forth the average consolidated balance sheets of the Company and subsidiaries for the nine-month periods ended September 30, 1999 and 1998 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                               1999                                  1998
                                             ------------------------------------- -------------------------------------
                                                 Average        Total     Average      Average        Total    Average
                                               Balance(1)     Interest     Rate      Balance(1)     Interest     Rate
                                             -------------- ------------- -------- -------------- ----------- ----------
INTEREST-EARNING ASSETS
    Loans
      Commercial and agricultural             $ 109,025,302  $ 6,700,137    8.22%    $ 81,717,752  $ 5,395,432    8.83%
      Real estate - mortgage                     76,791,822    4,811,502    8.38%      48,372,569    3,133,637    8.66%
      Installment loans to individuals           14,761,101    1,010,065    9.15%      15,328,985    1,057,504    9.22%
                                              -------------  -----------    ----     ------------  -----------    ----
        Total loans                             200,578,225   12,521,704    8.35%     145,419,306    9,586,573    8.81%

    Securities taxable                            7,026,540      292,651    5.57%       5,357,365      247,990    6.19%
    Federal funds sold and other
      interest-earning assets                    27,001,952      983,269    4.87%      20,163,370      827,147    5.48%
                                              -------------  -----------    ----     ------------  -----------    ----
        Total interest-earning assets           234,606,717   13,797,624    7.86%     170,940,041   10,661,710    8.34%

NONINTEREST-EARNING ASSETS
      Cash and due from banks                    18,389,898                            14,875,268
      Other assets                                7,330,652                             4,645,417
      Less:  allowance for loan losses           (3,863,047)                           (3,059,862)
                                              =============                          ============
        Total                                 $ 256,464,220                          $187,400,864
                                              =============                          ============


INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand                 $  33,457,954  $   417,367    1.67%    $ 25,103,657  $   458,896    2.44%
      Money market deposits                      47,965,621    1,110,735    3.10%      27,063,382      689,119    3.40%
      Other savings deposits                      5,027,053       77,217    2.05%       3,268,050       67,050    2.74%
      Time deposits                              69,844,128    2,512,562    4.81%      53,904,552    2,132,067    5.29%
                                              -------------  -----------    ----     ------------  -----------    ----
        Total interest-bearing
          liabilities                           156,294,756    4,117,881    3.52%     109,339,641    3,347,132    4.09%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                            56,149,757                            38,309,537
      Other                                       1,247,141                               766,285
      Stockholders' equity                       42,772,566                            38,985,401
                                              =============                          ============
        Total                                 $ 256,464,220                          $187,400,864
                                              =============                          ============

Net interest income                                          $ 9,679,743                           $ 7,314,578
Net yield on earning assets                                                 5.52%                                 5.72%
                                                                            ====                                  ====

                       Other Operating Income and Expenses

Other operating income for the three and nine-month periods for 1999 and 1998 increased by $173,995 (53.69%) and $545,748 (72.54%), respectively, because of increased activity on deposit accounts. Other operating expenses increased during the three and nine-month periods for 1999 and 1998 by $348,486 (22.97%) and $1,009,726 (22.05%), respectively. The increase was attributable to the overall growth of the Company, including an increase in employees from 1998 to 1999 and increases in costs to conduct banking operations, primarily data processing, depreciation, occupancy and the start-up of the trust department.


                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first nine-months of 1999, the weighted average yield on taxable securities was 5.57% as compared to 6.19% during 1998. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at September 30, 1999 and December 31, 1998 were as follows:

                                        September 30, 1999               December 31, 1998
                                     --------------------------      --------------------------
                                      Amortized                      Amortized
                                        Cost           Market           Cost           Market
                                     ----------      ----------      ----------      ----------
Treasury securities                  $2,206,469      $2,203,781      $2,210,407      $2,213,750
Government agencies                   1,832,277       1,826,187       1,855,726       1,877,014
Mortgage backed securities            1,565,561       1,573,902       1,981,078       1,993,793
State and political obligations            --              --             2,810           2,810
Other securities                      1,215,675       1,215,675       1,215,675       1,215,675
                                     ----------      ----------      ----------      ----------
Total securities                     $6,819,982      $6,819,545      $7,265,696      $7,303,042
                                     ==========      ==========      ==========      ==========



                                 Loan Portfolio

At September 30, 1999 and December 31, 1998, net loans accounted for 78.9% and 74.2%, respectively, of total assets.

The amount of loans outstanding at September 30, 1999 and December 31, 1998 are shown in the following table according to type of loans:

                                                September 30,       December 31,
                                                    1999                1998
                                                ------------        ------------
Commercial                                      $ 63,167,652        $ 65,560,035
Agriculture                                       42,887,949          50,051,845
Real estate
   Commercial                                     76,579,094          39,643,202
   1-4 single family                              23,162,395          20,542,212
Installment loans to individuals                  21,944,397          11,274,763
Student Loans                                        867,288             104,302
                                                ------------        ------------
      Total                                     $228,608,775        $187,176,359
                                                ============        ============


                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 1999 and 1998:


                                                    1999               1998
                                                 -----------        -----------
Balance of allowance for loan
   losses at the beginning of period             $ 3,625,435        $ 2,748,418
Provision charged to operations                      990,000            675,000
Charge-offs                                         (656,968)           (19,528)
Recoveries                                           232,159             16,039
                                                 -----------        -----------
Balance at end of period                         $ 4,190,626        $ 3,419,929
                                                 ===========        ===========


The Bank had no significant nonaccrual, past due or restructured loans at September 30, 1999. Management is not aware of any other loans in which it has serious doubts as to the ability of such borrower to comply with present loan repayment terms.

Additions to the allowance for loan losses, which are recorded as the provision for loan losses on the Company's statements of operations and comprehensive income, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period, and current and anticipated economic conditions. The Company believes that it is conservative in the identification and charge off of problems and in certain instances, the Company has received recoveries on loans that were previously charged off.

At September 30, 1999 and December 31, 1998, the allowance for loan losses was $4,190,626 and $3,625,435, respectively, which represented 1.83% and 1.94% of outstanding loans at those respective dates.

During the nine-month period ended September 30, 1999, the Company recorded provisions for loan losses of $990,000. The provisions were made in connection with the analysis discussed above. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratios at September 30, 1999, as set forth in the following table.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                     For Capital              Prompt Corrective
                                          Actual                  Adequacy Purposes           Action Provisions
                                ---------------------------  --------------------------- ---------------------------
                                     Amount        Ratio          Amount        Ratio         Amount        Ratio
                                ---------------- ----------  ---------------- ---------- ----------------- ---------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.       $ 47,154,387     19.70%      $ 19,147,383  >|= 8.0%     N/A
      The Bank                       46,345,976     19.36%        19,147,383  >|= 8.0%         23,934,228  >|= 10.0%

   Tier I Capital:
      Tejas Bancshares, Inc.       $ 44,147,808     18.45%      $  9,573,691  >|= 4.0%     N/A
      The Bank                       43,339,397     18.11%         9,573,691  >|= 4.0%         14,360,537  >|= 6.0%


To Quarterly Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.       $ 44,147,808     16.51%      $ 10,695,564  >|= 4.0%     N/A
      The Bank                       43,339,397     16.21%        10,695,564  >|= 4.0%         13,369,455  >|= 5.0%


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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $27,001,952 during the nine-month period ended September 30, 1999. Additionally, the Company has $25,000,000 in funds purchased lines available from correspondent banks. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations in the range of $75 million to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $212,444,513 and $147,649,178 during the first nine-months of 1999 and 1998, respectively. Average interest-bearing deposits were $156,294,756 in 1999 as compared to $109,339,641 in 1998.

The average daily amount of deposits and rates paid on savings deposits are summarized for the nine-months ended September 30, 1999 and 1998 as indicated in the following table:

                                                 1999                                1998
                                      ---------------------------         ---------------------------
                                           Amount         Rate                 Amount         Rate
                                      ------------------ --------         ------------------ --------
 Deposits
    Noninterest-bearing demand             $ 56,149,757    0.00%              $  38,309,537    0.00%
    Interest-bearing demand                  33,457,954    1.67%                 25,103,657    2.44%
    Money market deposits                    47,965,621    3.10%                 27,063,382    3.40%
    Other savings deposits                    5,027,053    2.05%                  3,268,050    2.74%
    Time deposits                            69,844,128    4.81%                 53,904,552    5.29%
                                      ------------------                  ------------------
       Total                               $212,444,513                       $ 147,649,178
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

Additionally, similar reviews are conducted of all large depositors to ensure Y2K readiness and to avoid any unforeseen liquidity problems for these customers. As of this date, the deposit-base has been determined to exhibit low risk factors.

The risk assessment program is on-going, and the results of the analyses of loans and deposit customers are reported to the board of directors. Efforts and actions to offset any defined or potential risks have been prescribed in the program.

Implementation and Contingency Planning:

Management has ascertained that no applications will need to be re-programmed or replaced. Based on an analysis of the potential business impact of Y2K related problems, a Business Resumption Contingency Plan was developed prior to June 30, 1999. The program has been approved by the Board of Directors and was reviewed by an independent third party. The primary goals of the contingency plan are to stabilize operations, minimize disruptions of service to customers, and resume business operations as quickly as possible. Validation of the plan and run-throughs will continue in the fourth quarter, as well as training of all pertinent staff.

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

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               27  Financial Data Schedule for September 30, 1999

     (b)  Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended September 30, 1999.

                      TEJAS BANCSHARES, INC. AND SUBSIDIARY


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TEJAS BANCSHARES, INC.


DATE: November 10, 1999               BY:    /s/ Donald E. Powell
                                          --------------------------------
                                      Donald E. Powell, Chief Executive Officer


DATE: November 10, 1999               BY:    /s/ Jack Hall
                                          --------------------------------
                                      Jack Hall, Chief Financial Officer