Form 10-K
period 1999-12-31
TEJAS BANCSHARES INC
filed 2000-02-10
CIK 776618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

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

                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)
                     Common Stock, $1.00 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of registrant's voting stock held by nonaffiliates (which excludes the registrant's Board of Directors) as of January 27, 2000, was $42,065,992.80. This amount is based on the book value per share of the registrant's voting stock. There is no established public trading market for the registrant's voting stock and there exists no accurate method to determine its current market price.

On January 27, 2000, the Company had 13,413,917 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Documents                                    Part of Form 10-K
      Definitive Proxy Statement related to 2000             Part III
      annual meeting of shareholders

                                     PART I

ITEM 1. BUSINESS.

General

     Tejas Bancshares, Inc.

     Tejas Bancshares, Inc. (the "Company"), was incorporated as a Texas corporation on June 22, 1983, as a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (the "BHC Act"). On December 31, 1983, the Company became a bank holding company by acquiring all issued and outstanding capital stock of Fritch State Bank, a Texas banking association. As described herein, during 1997, Fritch State Bank relocated its main office to Amarillo, Texas, and converted its charter from a Texas banking association to a national banking association under the title "The First National Bank of Amarillo" (the "Bank"). Effective April 1999, the Company established a new middle tier holding company named Tejas Force, Inc. ("Force"). The new company has no significant operations.

     The Company owns all issued and outstanding capital stock of Force which owns all issued and outstanding capital stock of the Bank.

     As of December 31, 1999, the Company had, on a consolidated basis, total assets of approximately $299,000,000; total deposits of approximately
$252,000,000; total loans of approximately $258,000,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $45,000,000.

     The Company does not, as an entity, engage in separate business activities of a material nature apart from its activities for the Bank. The Company's primary activities are to assist in the management and coordination of the Bank's financial resources and to provide capital, business development, long-range planning, and public relations services for the Bank. The Bank operates under the day-to-day management of its own officers, and the Bank's Board of Directors formulates its own policies for banking and business matters.

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

     The First National Bank of Amarillo

     The Bank is a national banking association with its main office in Amarillo, Texas. The Bank opened for business on April 10, 1965, as a Texas banking association and converted to a national banking association effective June 30, 1997. As a national banking association, the Bank is subject to regulation by the Comptroller of the Currency (the "Comptroller") in accordance with the requirements in the National Bank Act and the rules and regulations promulgated thereunder by the Comptroller. As of December 31, 1999, the Bank had total assets of approximately $299,000,000; total deposits of approximately $253,000,000; total loans of approximately $258,000,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $45,000,000.

     The Bank provides a full range of banking services to business, industry, public and governmental organizations, and individuals in Amarillo, Dalhart, and Fritch, Texas. The Bank serves its customers with a variety of commercial banking services. For businesses, the Bank offers checking facilities, certificates of deposit, short-term loans for working capital purposes, term loans for fixed assets and expansion needs, and other commercial loans for its business customers. When the borrowing needs of a customer exceed the Bank's lending limit, the Bank participates with other banks and, in certain cases, with Donald E. Powell and William H. Attebury, in making the loan. Similarly, the Bank provides other services for its customers through its correspondent and other relationships with other financial institutions. In addition, since mid-1999, the Bank has offered trust services.

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

     The Stock Purchase Agreement stated that the Company would repurchase approximately 73 percent of its outstanding common stock from existing shareholders and that Mr. Powell would acquire the remaining shares from one or more shareholders. The aggregate purchase price for the shares to be received by all shareholders of the Company was $2,163,697.45, and was determined through arms'-length negotiations among the shareholders of the Company, the Company, and Mr. Powell. The Stock Purchase Agreement contemplated that certain non-performing loan assets on the books of the Bank would be transferred out of the Bank for the benefit of the Company's then current shareholders. Immediately before the closing of the Acquisition, some non-performing loan assets had not been transferred to the shareholders and remained on the Bank's books. Accordingly, the aggregate purchase price for the Company's stock was adjusted downward, and Mr. Powell and the Company on behalf of its shareholders entered into an agreement pursuant to which any net recoveries on the non-performing assets received after the effective date of the Acquisition would be subsequently transferred to the Company's shareholders on a pro rata basis according to each shareholder's respective ownership interest in the Company on the closing date of the Acquisition.

The aggregate value of the non-performing loan assets was approximately $79,000 as of May 23, 1997, the effective date of the Acquisition.

     Immediately before consummating the transaction, the Company had 9,195 shares of common stock, par value $10.00 per share, issued and outstanding and owned by 21 shareholders. Pursuant to the Stock Purchase Agreement, the Company repurchased 6,695 shares of the common stock for $1,575,416.47, which shares were subsequently canceled, thereby reducing the number of outstanding shares of the Company to 2,500. Simultaneously, Mr. Powell acquired the remaining 2,500 shares of the Company's outstanding shares of common stock for $588,280.98 from a single shareholder. As a result of these simultaneous transactions, Mr. Powell owned 2,500 shares, which were all the issued and outstanding shares of the Company.

     The purchase price for the 6,695 shares repurchased by the Company, $1,575,416.47 in the aggregate, was funded from (i) the proceeds of a $1,000,000 loan to the Company by Mr. Powell, and (ii) a dividend paid to the Company by the Bank. Mr. Powell's loan to the Company was to be repaid over a ten-year period and was secured by a pledge of all capital stock of the Bank owned by the Company. The loan was prepaid in full on September 2, 1997.

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

     In addition, on July 2, 1997, the Company effected a 77.4372-for-1 stock dividend to all shareholders of record on June 30, 1997 (the "Stock Dividend"). As a result of the Stock Dividend, Mr. Powell's 2,500 shares were converted into 196,093 shares of the Company's common stock, representing all current outstanding shares. The purpose and effect of the Stock Dividend was to preserve Mr. Powell's investment in the Company ($588,280.98) in relation to the price of the shares offered to the public at $3.00 per share. Mr. Powell's original
$588,280.98 investment in the Company is the economic equivalent of having purchased 196,093 shares (excluding a fractional share interest) at $3.00 per share (196,093 shares x $3.00 = $588,279). The conversion of Mr. Powell's 2,500 shares into 196,093 shares was accomplished by declaring a dividend of 77.4372 shares for each share of Common Stock outstanding (2,500 shares outstanding + (77.4372 x 2,500 shares) = 196,093). Following the Stock Dividend, Mr. Powell's cost basis in the stock equaled $3.00 per share, which is equivalent to the price of the Common Stock offered in the public offering.

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

     Immediately after the Acquisition, Mr. Powell became the President and Chief Executive Officer of the Company. The Company's former President and Chief Executive Officer continued to be employed by the Bank following the Acquisition and currently serves as the manager of one of the Bank's branches. In addition, immediately following the Acquisition, Mr. Powell, as the sole shareholder of the Company, reconstituted the Company's Board of Directors with five persons, each of whom, including Mr. Powell, previously served as a member of the Board of Directors of Boatmen's First National Bank of Amarillo, Mr. Powell's former employer. Information regarding the current executive officer and directors of the Company is given in Part III to this Annual Report on Form 10-K. In addition, following the Acquisition, the executive officers and members of the Board of Directors of the Bank were reconstituted in similar fashion.

     In addition to the management changes noted above, following the Acquisition, management of the Bank took steps to (1) relocate the main office of the Bank from Fritch, Texas, to Amarillo, Texas, retaining the Fritch location as a full-service branch of the Bank; (2) convert the Bank from a Texas banking association to a national banking association chartered by the Comptroller, and (3) change the name of the Bank from "Fritch State Bank" to "The First National Bank of Amarillo." These transactions, the net result of which was to reintroduce "The First National Bank of Amarillo" to Amarillo, were completed on or about June 30, 1997. In addition, the Bank sought approval to establish two de novo full-service branches in Amarillo and an additional full-service branch in Dalhart, Texas. The Dalhart branch, previously operated by the Bank as a loan production office, opened on October 15, 1997. The two Amarillo branch locations opened on January 29, 1998, and February 12, 1998. The Bank is currently in the process of constructing a third Amarillo branch. The branch opened on December 4, 1999, in a temporary facility.

     To support this physical expansion and growth in market presence, the Bank hired approximately 93 additional employees between June 30, 1997, and December 31, 1999, bringing the current number of full-time equivalent employees to 102. Additional information regarding the increase in non-interest expense of the Company associated with the larger employee base is provided at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- Other Operating Income and Expense." Many of these persons previously worked for Mr. Powell at The First National Bank of Amarillo or Boatmen's First National Bank of Amarillo following the acquisition by Boatmen's in 1994 and have significant banking experience in the Amarillo banking market.

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

     A number of key factors which have been primarily attributable to the significant growth of the Company and the Bank following the Acquisition include
(1) appointing an experienced and knowledgeable Board of Directors of the Company and the Bank; (2) hiring an experienced management team and seasoned Bank employees; (3) formulating and implementing an aggressive business plan to be an active lending institution and to penetrate key markets in the Texas Panhandle using, at least initially, existing customer contacts and contacts known to the new management team; and (4) a strong local economy. In addition, since the banking business is highly personalized, particularly in the markets served by the Bank, it attributes much of its success to the efforts of its enhanced staff who provide personalized banking services to the Bank's customers and the aggressive advertising of its highly personalized service to its target market. One of the Bank's goals is to be the premier financial institution in the Panhandle, recognized for customer service, and the delivery of personalized service has become one of the Bank's most recognizable features since the Acquisition. In addition, the Bank enjoys a unique position as one of the few locally owned and operated national banks in Amarillo. Accordingly, management attributes a portion of its success to the Bank's ability to capitalize on customers' disruption, dissatisfaction, and turnover from the acquisition by out-of-state holding companies of many community banks in and around the Panhandle, including Amarillo.

     To some degree, banks and other financial institutions compete on the basis of rates and services. Although the Bank seeks to remain competitive with its interest rates on loans and offers on deposits, it believes that its success has been and will continue to be dependent on its emphasis on community banking, customer service, and personal relationships.

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

Trust Department

     In connection with its personalized banking services to professionals and owner-operated businesses, the Bank formed a full-service Trust Department in mid-1999. The Trust Department provides the following services:

     Trust Administration. The Trust Department consults with its customers regarding various trust options that fit their needs. As Trustee, the Bank will, among other things, administer trusts per their terms, invest trust assets, keep records, make tax and fiduciary decisions, distribute income and/or principal to beneficiaries.

     Investment Management. The Bank designs and implements an investment portfolio using multiple assets, styles and managers to meet its customers' personal risk tolerance, return needs, and time horizon.

     Custodial Services. As Custodian, the Bank holds customers' assets in safekeeping and executes trade settlements.

     Financial and Tax Planning. The Bank uses its expertise and extensive experience in addressing financial and tax planning issues.

     Estate Administration. The Bank supervises the settlement of estates per the terms of its customers' wills as well as help in resolving in any unexpected issues. The Bank may also act as agent for any designated executor and assist him or her with the estate settlement.

     Farm and Ranch Asset Management. The Bank handles all matters to properly manage farm and ranch assets, including, among others, property leasing, property insurance, crop insurance, income collection and bill paying.

     Oil and Gas Asset  Management.  The Bank  handles all matters to manage oil
and  gas  assets  including,  among  others,  leasing,   production  and  income
collection, operating expenses and tax reporting.

     Employee Benefits. The Bank manages investments for 401(k) plans, pension and profit sharing plans, IRAs, and individual securities.

Lending Activities

     One of the Bank's main objectives is to seek attractive lending opportunities in its service area. Accordingly, in addition to offering a broad range of deposit services and products typically available from most banks and savings associations, the Bank offers a full range of retail and commercial credit services designed to meet the borrowing needs of small- and medium-sized businesses and customers in the Bank's service area. These products include commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct-installment consumer loans, residential mortgage loans, construction loans, and letters of credit. Substantially all of the Bank's loans are made to borrowers in the Bank's service area, which includes the Texas Panhandle. The Bank has, however, made a small number of loans outside its service area and in surrounding states. This practice is generally limited to borrowers (both individuals and businesses) who have either specific ties to the Bank's service area or businesses in the Bank's service area.

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

     Commercial Loans. The Bank's commercial loans are diversified to meet most business needs. The commercial loans offered by the Bank include (i) commercial real estate loans (discussed herein), (ii) short-term working capital and other commercial loans, and (iii) construction loans (discussed herein). Credit analysis of a commercial loan application involves a review of many related factors including collateral, type of loan, loan maturity, terms and conditions, and various loan-to-value ratios related to the Bank's loan policy. The Bank requires commercial borrowers to submit financial statements at least annually. Any exceptions to this requirement are extremely rare. In addition, the Bank requires appraisals or evaluations for loans secured by real estate. These appraisals or evaluations are obtained before the funds are advanced. The Bank also requires personal guaranties on all non-individual/consumer loans, except when cash collateral or financial strength of the borrower mitigates this requirement. The total number of loans in the Bank's portfolio without personal guaranties at December 31, 1999, is insignificant compared to the overall value of its loan portfolio. Terms are granted commensurate with the useful life of the collateral offered.

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

     Construction Loans. The Bank's emphasis in construction loans is directed toward properties that will be owner-occupied. The Bank may finance construction loans for projects built on speculation, but these typically have substantial secondary sources of repayment. The Bank's construction loans are secured by property located primarily in its market area and typically have variable interest rates during the construction period. Construction loans with fixed interest rates were not significant at December 31, 1999. Construction loans to individuals are generally made in connection with permanent financing on the property. In determining whether to originate commercial real estate loans, the Bank considers such factors as the borrower's financial condition and debt service coverage.

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

     Loans to Individuals. The Bank is a significant major consumer lender in its service area. Loans to individuals include personal and consumer loans, which may be secured or unsecured depending on the credit quality and purpose of the loan. The Bank requires loan applications and/or personal financial statements from its borrowers on loans that it originates. Loan officers complete a debt-to-income analysis that must meet established standards of the Bank's lending policy. Consumer loan terms vary according to the type and value of collateral, length of contract, and creditworthiness of the borrower. The Bank's underwriting standards for consumer loans include an application, a determination of the applicant's payment history on other debts, with greatest weight being given to payment history with the Bank, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed amount of the loan. See "BUSINESS -- Loan Policies and Underwriting Practices."

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

     Real Estate Loans. Real estate loans represent the Bank's greatest concentration of loans, approximately 40.4 percent of the portfolio at December 31, 1999. However, the amount of risk associated with these loans is mitigated in part because of the type of loans involved. At December 31, 1999, the vast majority of the Bank's reals estate loans were collateralized by properties in and around Amarillo, many of which are owner-occupied. Historically, the losses suffered on owner-occupied properties have been small. Because of the volume of real estate loans in the Bank's portfolio which are collateralized by owner-occupied properties, and the appraisal and other real estate lending policies that indicate the value of the collateral for these loans, management does not consider the potential impact of these loans on the loan loss reserve to be excessive, even though real estate loans are a significant percentage of total loans outstanding. Management also pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled, and potential exposures are recognized and reserved for as soon as they are identified.

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

     The Bank

     The Bank is subject to various requirements and restrictions under federal and state laws, and to regulation, supervision, and regular examination by the Comptroller. The Bank is subject to the Comptroller's power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans and the interest charged thereon, and restrictions relating to investments and other activities of the Bank. In 1999, President Clinton signed the Gramm-Leach-Bliley Act which makes substantial changes in the permitted relationships between banks, securities firms, insurance companies and their holding companies. The statute is too new to be able to fully evaluate its effects on the Company and the Bank. However, the Company believes most of the direct effects of the statute will be minimal because it primarily affects the operations of much larger institutions. In addition, Texas law still prohibits banks domiciled in towns with a population greater than 5,000 from engaging in the insurance business.

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

     In addition, as a result of the successful NationsBank litigation involving branch banking across the borders of Texas and subsequent action by the Texas Legislature in 1999, out-of-state banks may branch into Texas, and Texas banks may branch into other states.

     Since the Bank's primary service area is in Texas, these developments are not expected to have any material effect on the Bank's business or its competitive position in its primary markets.

     Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, control of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those policies influence significantly the overall growth of bank loans, investments, deposits, and interest rates charged on loans or paid on time and savings deposits. Any future monetary policies and their effect on the Bank's business and earnings, therefore, cannot be predicted accurately.

     Capital Adequacy. In 1983, Congress enacted the International Lending Supervision Act, which, among other things, directed the Comptroller to establish minimum levels of capital for national banks and to require national banks to achieve and maintain adequate capital. Pursuant to this authority, the Comptroller has promulgated capital-adequacy regulations to which all national banks, such as the Bank, are subject.

     The Comptroller's capital-adequacy regulations are based upon a risk-based capital determination, whereby a bank's capital adequacy is determined in light of the risk, both on- and off-balance sheet, in the bank's assets. Different categories of assets are assigned risk weightings and, based thereon, are counted at a percentage (from 0 to 100 percent) of their book value. The regulations divide capital between Tier 1 capital, or core capital, and Tier 2 capital, or supplemental capital. Tier I capital consists primarily of common stock, noncumulative perpetual preferred stock, related surplus, and minority interests in consolidated subsidiaries. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of varying percentages of the allowance for loan and lease losses, all other types of preferred stock not included in Tier 1 capital, hybrid capital instruments, and term-subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50 percent of qualifying total capital.

     Every national bank must maintain a certain ratio of Tier 1 capital to risk-weighted assets (a "Core Capital Ratio") and a ratio of Tier 1 plus Tier 2 capital to risk-weighted assets (a "Risk-Based Capital Ratio"). All banks must achieve and maintain a minimum Core Capital Ratio of at least 4 percent and a minimum Risk-Based Capital Ratio of 8 percent.

     As of December 31, 1999, the Bank's Core Capital Ratio was 17.21 percent, and its Risk- Based Capital Ratio was 18.47 percent. In addition, national banks generally must achieve and maintain a Leverage Ratio of at least 4 percent. As of December 31, 1999, the Bank's Leverage Ratio was 16.71 percent.

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

     Under regulations adopted by the Comptroller, a bank is "well capitalized" if it has a total Risk-Based Capital Ratio of 10 percent or more, a Core Capital Ratio of 6 percent or more, and a Leverage Ratio of 5 percent or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. A bank is "adequately capitalized" if it has a total Risk- Based Capital Ratio of 8 percent or more, a Core Capital Ratio of 4 percent or more, and a Leverage Ratio of 4 percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3 percent or more). A bank is "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8 percent, a Core Capital Ratio of less than 4 percent, or a Leverage Ratio of less than 4 percent. A bank is "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6 percent, a Core Capital Ratio of less than 3 percent, and a Leverage Ratio of less than 3 percent. A bank is "critically undercapitalized" if it has a Leverage Ratio of 2 percent or less. In addition, the Comptroller may downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the Bank meets the capital guidelines.

According to these guidelines, the Bank was classified as "well capitalized" as of December 31, 1999.

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

     Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well-capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized cannot accept those deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if it determines that the deposits would not constitute an unsafe or unsound practice for the bank.

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

     Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank paid deposit insurance premiums to the BIF of approximately $22,800 for the year ended December 31, 1999. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     Interstate  Banking  Legislation.   During  its  1999  session,  the  Texas
legislature enacted legislation codifying the NationsBank litigation to allow interstate branch banking. See "SUPERVISION AND REGULATION -- Branch Banking."

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

Employees

     The Company is a bank holding company and primarily conducts its operations through its subsidiary, the Bank. The Company has no paid employees. Certain Bank employees and directors conduct the Company's business but are not specifically compensated as Company employees. As of December 31, 1999, the Bank had 91 full-time and 14 part-time employees. Employees receive benefits, such as life and health insurance plans. The Bank's employees are not represented by any collective bargaining group. The Bank considers its relations with its employees to be good.

Dependence on Key Personnel

     The Company's and the Bank's growth and development since the Acquisition on May 23, 1997, have largely depended upon the services of Donald E. Powell, Chairman of the Board, President, and Chief Executive Officer. The loss of Mr. Powell's services for any reason could have a material adverse effect on the Company and the Bank.

ITEM 2. PROPERTIES.

     The Company's executive and administrative offices are located at 905 South Fillmore, Amarillo, Texas. The Company has executed two leases with an unaffiliated third party for this location, one for approximately 5,600 square feet on the seventh floor, which is used for the Company's and the Bank's executive and administrative offices, and one for approximately 2,100 square feet on the ground floor, which is used for retail banking transactions. These leases generally expire in June 2004 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographic market. The term of these leases may be renewed through June 2012. In addition to the main office, the Bank maintains four full-service branch offices in Amarillo (two branches), Dalhart, and Fritch, Texas, and is building a fifth branch as discussed below.

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

     Effective November 1, 1998, the Bank leased ground space for a new branch site to be located at the intersection of 45th Avenue and Coulter. The lease was from a partnership in which Donald E. Powell and Jay O'Brien, Directors of the Company, are partners. Monthly lease payments were $3,757, and the lease extended through October 2013. During 1999, the Bank purchased the land for $521,000 and began construction on the new branch. The two Directors sold the land at their cost.

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

     None of the Company's shares of Common Stock (i) is subject to outstanding options or warrants to purchase nor are any securities convertible into the Company's Common Stock, except for options to purchase 608,317 shares of Common Stock which were outstanding at December 31, 1999, to key employees of the Bank under the Company's 1998 Incentive Stock Plan, or (ii) is being or proposed to be publicly offered by the Company.

     The Company paid no cash dividends on its Common Stock in 1997, 1998, or 1999. The Company intends to retain all earnings to finance its operations and does not expect to pay cash dividends in the foreseeable future. Any decision by the Board of Directors to declare dividends in the future will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table gives consolidated selected financial data about the results of operations and financial condition of the Company for the periods and at the dates indicated. Amounts are in thousands, except for weighted average shares outstanding and per-share data. These data are qualified by, and should be read in conjunction with, the separate financial statements, reports, and other financial information elsewhere in this document. Certain consolidated financial data as of and for 1999, 1998, and 1997 are based on and derived from audited financial statements elsewhere in this document. Share data have been adjusted to reflect the 77.4372-for-1 stock dividend on July 2, 1997.

                                                                                   December 31,
                                                      1999             1998             1997             1996             1995
Summary of Operations
      Interest income                         $     19,357      $    14,922     $      4,020     $      1,146     $      1,133
      Interest expense                               6,002            4,706            1,260              515              494
      Net interest income                           13,355           10,216            2,760              631              639
      Provision for loan losses                      1,320              975            2,700               97              (80)
      Noninterest income                             1,846            1,149              162              118              136
      Noninterest expense                            7,681            6,344            2,242              606              546
      Earnings (loss) before income taxes            6,199            4,046           (2,021)              46              309
      Income taxes (benefit)                         2,107              742              (39)               7              103
      Net earnings (loss)                            4,093            3,304           (1,981)              39              206

Per Share Data
      Net earnings (loss)                             0.31             0.25            (0.41)            0.20             1.05
      Book value at end of period                     3.38             3.07             2.84             2.91             2.85
      Average common shares outstanding         13,406,764       13,344,130        4,824,792          712,035          712,035

Balance Sheet Data (End of Period)
      Total assets                                 299,041          247,288          144,741           18,212           18,502
      Investment securities                          6,723            7,303            5,085           10,303           13,308
      Loans outstanding                            262,247          183,551          117,102            1,464            1,859
      Allowance for loan losses                     (4,525)          (3,625)          (2,748)             (45)             (22)
      Total deposits                               251,968          205,139          106,255           16,067           16,381
      Stockholders' equity                          45,361           41,164           37,853            2,068            2,031

Selected Performance Ratios
      Return on average assets                        1.53%            1.65%           (3.57)%           0.21%            1.11%
      Return on average equity                        9.45%            8.37%          (15.13)%           1.90%           10.86%
      Net interest margin                             5.47%            5.59%            5.43%            3.70%            3.77%

Asset Quality Ratios
      Nonperforming loans to gross loans              0.00%            0.00%            0.00%            4.78%            0.00%
      Nonperforming assets to stockholders'
           equity                                     0.00%            0.00%            0.00%            3.38%            0.00%
      Net charge-offs to average loans                0.20%            0.06%            0.00%            4.30%           (4.37)%
      Allowance to end-of-period loans                1.73%            1.94%            2.29%            3.07%            1.21%
      Allowance to end-of-period
         nonperforming loans                           N/A              N/A              N/A            64.53%             N/A

Liquidity and Capital Ratios
  (End of Period)
      Loans (net) to deposits                       102.28%           89.48%          110.21%            9.11%           11.35%
      Equity to assets                               15.17%           16.65%           26.15%           11.36%           10.98%

     The Bank's growth in loans and deposits during 1999, 1998, and 1997 is primarily attributable the relocation of its main office from Fritch to
Amarillo, a more economically vibrant market. Deposit and loan growth can be attributable to the new management team, which has emphasized growth from the Bank's existing client base, capitalized on opportunities in its target market (e.g., customers of competing financial institutions), and delivered personalized banking services to its customers. In addition, the Bank's loan growth is attributable to its aggressive commercial lending program and its entry into agricultural and real estate lending and strong emphasis on the commercial loan market. See "Item 1. BUSINESS -- Change in Management and Competitive Focus" for additional information regarding the various factors contributing to the Bank's recent growth.

     Growth  in  total  assets  during  1999,   1998,   and  1997  is  primarily
attributable to the increase in the Bank's loan portfolio, which was supported by a significant capital infusion after the Company's stock offering in 1997.

     The increase in 1999 and 1998 interest income as compared to 1997 was attributable to the larger loan portfolio, and the increase in noninterest income was accompanied by increases in interest and noninterest expenses. Lower provisions for loan losses were necessary as compared to 1997 to maintain an adequate allowance for loan losses. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision and Allowance for Loan Losses" for additional information about the provision for loan losses.

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

General

     The Company is a one-bank holding company that commenced operations on December 31, 1983. The Bank originally began operations as Fritch State Bank on April 10, 1965.

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

     As more fully discussed in Item 1 "BUSINESS--General" to this Annual Report on Form 10-K, composition of the management team of the Company and the Bank changed significantly in 1997, and the new management team significantly changed the geographic, product, and service focus of the Bank. Prior management generally limited loans to selected commercial and consumer installment loans, which comprised less than 10 percent of average assets. Limited real estate lending was performed, and agricultural loans were made only on a exception basis. During 1997, however, the new management team changed the lending philosophy of the Bank to a more traditional commercial banking activity. Accordingly, average loans during 1999, 1998 and 1997 represented approximately 79 percent, 77 percent and 62 percent, respectively, of average total assets, as compared to approximately 9 percent at December 31, 1996.

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

     Deposit growth was significant during 1999, 1998 and 1997 and was primarily fueled by the additional customers gained through the process mentioned above and by the Bank's ability to attract deposits because of the reputation of its management team and the name recognition of "The First National Bank of Amarillo" in its market. The Bank does not offer above-market rates on its deposits and has no "brokered" deposits.

              For the Years Ended December 31, 1999, 1998, and 1997

Results of Operations

     The Company experienced net earnings of $4,092,725 for the year ended December 31, 1999; $3,304,303 for the year ended December 31, 1998; and a net loss of $1,981,415 for the year ended December 31, 1997. Earnings for 1999, 1998, and 1997, were significantly influenced by activity in the allowance for loan losses, as discussed below. The return on average assets for 1999, 1998, and 1997, was 1.53 percent, 1.65 percent, and (3.57) percent, respectively, and return on average equity was 9.45 percent, 8.37 percent, and (15.13) percent, respectively.

     The improvement in return on average equity in 1999 and 1998 as compared to 1997 is primarily attributable to higher net interest income and non-interest income, and a lower provision for loan losses, both of which were partially offset by higher non-interest expense. The provision for loan losses in 1999 was approximately $1,300,000 in comparison to the 1998 and 1997 provisions of $975,000 and $2,700,000, respectively. The larger provision in 1997 was made in connection with the substantial growth in the loan portfolio in 1997. Management believed that the allowance for loan losses should grow also. Accordingly, management made a subjective determination of the allowance based on banking experience and knowledge, comparison to peers, and an intentional effort to be conservative. Management expects that appropriate, additional provisions will be made as the loan portfolio grows.

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

     During the years ended December 31, 1999, 1998, and 1997, net interest income was $13,354,688, $10,215,928, and $2,759,399, respectively. The increase in net interest income during 1999 and 1998 of $3,138,760 (230.7 percent) and $7,456,529 (271.3 percent), respectively, is primarily due to an increase in average interest-earning assets of approximately $61,242,000 and

$131,946,000, respectively, net of an increase in average interest-bearing liabilities of approximately $45,225,000 and $87,949,000, respectively.

     The following table gives the average consolidated balance sheets of the Company and its subsidiary for the past three years along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category, and net yield on interest-earning assets:

                                                          1999                                           1998
                                      -------------------------------------------    ---------------------------------------------
                                         Average                      Average           Average                        Average
                                       Balance (1)      Interest        Rate          Balance (1)      Interest          Rate
                                      -------------  ------------- --------------    -------------   -------------  --------------
ASSETS
INTEREST-EARNING ASSETS
Loans(1)
  Commercial and agricultural         $ 109,270,174  $   9,074,421           8.30%   $  87,548,987   $   7,587,292            8.67%
  Real estate - mortgage                 84,128,116      7,036,885           8.36%      51,373,294       4,385,126            8.54%
  Installment loans to individuals       16,859,324      1,521,743           9.03%      14,517,960       1,338,075            9.22%
                                      -------------  ------------- --------------    -------------   -------------  --------------
      Total loans                       210,257,614     17,633,049           8.39%     153,440,241      13,310,493            8.67%
Securities
  Taxable                                 6,965,267        386,961           5.56%       5,822,355         351,933            6.04%
  Nontaxable (2)                                 --             --           0.00%              --              --            0.00%
Federal funds sold and other
  interest-earning assets                26,769,378      1,336,396           4.99%      23,487,671       1,259,919            5.36%
                                      -------------  ------------- --------------    -------------   -------------  --------------
      Total interest-earning assets     243,992,259     19,356,406           7.93%     182,750,267      14,922,345            8.17%

NONINTEREST- EARNING ASSETS
Cash and due from banks                  18,887,166                                     15,562,646
Other assets                              7,738,859                                      5,154,451
Less: allowance for loan losses          (3,976,627)                                    (3,161,808)
                                      -------------                                  -------------

       Total                          $ 266,641,657                                  $ 200,305,556
                                      =============                                  =============
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
Interest-bearing demand               $  33,806,890  $     588,101           1.74%   $  26,914,760   $     607,289            2.26%
Money market deposits                    49,920,045      1,623,188           3.25%      29,615,881         957,149            3.23%
Other savings deposits                    5,131,727        107,743           2.10%       3,590,907          91,491            2.55%
Time deposits                            74,547,967      3,676,515           4.93%      58,168,553       3,050,488            5.24%
Federal funds purchased                     108,219          6,171           5.70%              --              --            0.00%
                                      -------------  ------------- --------------    -------------   -------------  --------------
      Total interest-bearing
            liabilities                 163,514,848      6,001,718           3.67%     118,290,101       4,706,417            3.98%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY
Demand deposits
                                      $  58,400,657                                  $  41,673,022
Other                                     1,394,128                                        860,854
Stockholders' equity                     43,332,024                                     39,481,579
                                      -------------                                  -------------

       Total                          $ 266,641,657                                  $ 200,305,556
                                      =============                                  =============

Net interest income                                  $  13,354,688                                   $  10,215,928
                                                     =============                                   =============
Net yield on earning assets                                                  5.47%                                            5.59%
                                                                   ==============                                   ==============

Tax equivalent adjustment (2)                                   --                                              --


                                                             1997
                                        -----------------------------------------------
                                           Average                           Average
                                          Balance (1)      Interest            Rate
                                        -------------    -------------   --------------
ASSETS
INTEREST-EARNING ASSETS
Loans(1)
  Commercial and agricultural           $  17,995,796    $   1,402,875             7.80%
  Real estate - mortgage                    9,802,883          967,649             9.87%
  Installment loans to individuals          6,571,260          653,917             9.95%
                                        -------------    -------------   --------------
      Total loans                          34,369,939        3,024,441             8.80%
Securities
  Taxable                                   8,284,534          547,719             6.61%
  Nontaxable (2)                                   --               --             0.00%
Federal funds sold and other
  interest-earning assets                   8,149,589          447,378             5.49%
                                        -------------    -------------   --------------
      Total interest-earning assets        50,804,062        4,019,538             7.91%

NONINTEREST- EARNING ASSETS
Cash and due from banks                     4,718,760
Other assets                                  714,565
Less: allowance for loan losses              (706,649)
                                        -------------

      Total                             $  55,530,738
                                        =============
LIABILITIES AND
SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
Interest-bearing demand                 $   7,244,335    $     192,816             2.66%
Money market deposits                       5,005,414          160,530             3.21%
Other savings deposits                      1,282,500           35,507             2.77%
Time deposits                              16,808,512          871,286             5.18%
Federal funds purchased                            --               --             0.00%
                                        -------------    -------------   --------------
      Total interest-bearing
            liabilities                    30,340,761        1,260,139             4.15%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY
Demand deposits
                                        $  11,894,019
Other                                         195,956
Stockholders' equity                       13,100,002
                                        -------------

       Total                            $  55,530,738
                                        =============

Net interest income                                      $   2,759,399
                                                         =============
Net yield on earning assets                                                        5.43%
                                                                         ==============
Tax equivalent adjustment (2)                            $          --

----------
     (1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

     (2)  Taxable equivalent adjustment is computed using a 34% tax rate.

The following table summarizes interest earned and paid resulting from changes in volume and in rates:

                                                        1999 Compared to 1998                         1998 Compared to 1997
                                                        ---------------------                         ---------------------
                                               Volume          Rate           Net           Volume           Rate            Net
INTEREST EARNED ON
Loans
   Commercial and agricultural             $  1,815,169  $   (328,040)  $  1,487,129    $  5,422,071   $    762,345    $  6,184,416
   Real estate - mortgage                     2,741,485       (89,726)     2,651,759       4,103,443       (685,966)      3,417,477
   Installment loans to individuals             211,841       (28,173)       183,668         790,789       (106,630)        684,159
                                           ------------  ------------   ------------    ------------   ------------    ------------
            Total                             4,768,495      (445,939)     4,322,556      10,316,303        (30,251)     10,286,052

Securities
   Taxable                                       65,126       (30,098)        35,028        (162,783)       (33,003)       (195,786)
   Nontaxable                                        --            --             --              --             --              --
   Federal funds sold and
      other interest-earning assets             167,879       (91,402)        76,477         841,997        (29,456)        812,541
                                           ------------  ------------   ------------    ------------   ------------    ------------
          Total interest-earning assets       5,001,500      (567,439)     4,434,061      10,995,517        (92,710)     10,902,807

INTEREST PAID ON
Deposits
   Interest-bearing demand                      136,709      (155,897)       (19,188)        523,551       (109,079)        414,472
   Money market deposits                        660,170         5,869        666,039         789,288          7,331         796,619
   Other savings deposits                        34,359       (18,107)        16,252          63,911         (7,927)         55,984
   Time deposits                                816,730      (190,703)       626,027       2,143,938         35,265       2,179,203
   Federal funds sold                             6,171            --          6,171              --             --              --
                                                         ------------   ------------    ------------   ------------    ------------
      Total interest-bearing liabilities      1,654,139      (358,838)     1,295,301       3,520,688        (74,410)      3,446,278
                                           ------------  ------------   ------------    ------------   ------------    ------------
      Net interest income                  $  3,347,361  $   (208,601)  $  3,138,760    $  7,474,829   $    (18,300)   $  7,456,529
                                           ============  ============   ============    ============   ============    ============

     The change in interest due to volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Operating Income and Expense

     Other Operating Income. Other operating income for 1999 and 1998 increased by $696,700 (60.6 percent) and $987,867 (611.6 percent), respectively, because of increased activity on deposit accounts.

     Other Operating Expenses. During 1999 and 1998, other operating expenses increased by $1,337,408 (21.1 percent) and $4,102,366 (183 percent), respectively. The increase in operating expenses was primarily attributable to the Company's overall growth, including increases of 8 and 40 full-time equivalent employees in 1999 and 1998, respectively, as compared to 1997 (which accounted for approximately $882,000 and $1,933,000, respectively, of the increase in operating expenses), and increases in other costs to conduct banking operations (which accounted for approximately $455,000 and $2,170,000, respectively, of the increase in operating expenses).

Securities Portfolio

     The Company's objective in its management of the investment portfolio is to maintain high quality, relatively liquid investments with competitive returns. During 1999, the weighted average yield on taxable securities was 5.56 percent as compared to 6.04 percent during 1998 and 6.61 percent during 1997. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

     The carrying values of the major classifications of securities were as follows:

                                                    Available for Sale
                                                    ------------------
                                             1999          1998         1997
                                             ----          ----         ----
U.S. Treasury and other U.S. government
   agencies and corporations              $4,017,304   $4,090,764   $2,427,674
Mortgage-backed securities                 1,490,168    1,993,793    2,546,770
States and political subdivisions                 --        2,810       36,585
Other securities                           1,215,675    1,215,675       73,875
                                          ----------   ----------   ----------
Total                                     $6,723,147   $7,303,042   $5,084,904
                                          ==========   ==========   ==========

     The following table shows the stated maturities of securities at December 31, 1999, and their weighted average yields (calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security). Mortgage-backed securities (MBS) are reported at their estimated average life.

                                                        Maturing After One     Maturing After Five
                                                       Year But Within Five      But Within Ten
                                       Maturing        --------------------      --------------          Maturing
                                    Within One Year           Years                  Years            Over Ten Years
                                    ---------------           -----                  -----            --------------
                                   Amount     Yield      Amount    Yield        Amount     Yield     Amount     Yield
AVAILABLE-FOR-SALE
U. S. Treasury and other U. S    $3,439,394   5.09%   $  495,781   5.73%      $  179,062   7.45%   $1,393,235   6.31%
      government agencies and
      corporation and MBS
State and political                      --   0.00%           --   0.00%              --   0.00%           --   0.00%
      subdivisions
Other securities (1)                     --   0.00%           --   0.00%              --   0.00%    1,215,675   6.00%
                                 ----------   ----    ----------   ----       ----------   ----    ----------   ----
            Total                $3,439,394   5.09%   $  495,781   5.73%      $  179,062   7.45%   $2,608,910   6.17%
                                 ==========   ====    ==========   ====       ==========   ====    ==========   ====

     (1) These securities do not have maturity dates and are included in over ten years column.

Loan Portfolio

     During 1999, total loans increased by $75,071,134 from $187,176,359 at December 31, 1998, to $262,247,493 at December 31, 1999. From 1993 through 1996, total loans were about $1.5 to $1.9 million. At December 31, 1999, 1998, and 1997, net loans accounted for 86.2 percent, 74.2 percent, and 80.9 percent, respectively, of total assets. The growth in the loan portfolio during 1997 through 1999 was primarily attributable to the previously discussed change of ownership of the Company and the Bank, the change in management after the Acquisition, and, as a result of the management change, the Bank's renewed emphasis on lending and its recognition of the importance of loans in its overall asset mix.

     Prior management of the Bank generally limited loans to selected commercial and consumer installment loans, which portfolio of loans comprised less than 10 percent of total average assets. The Bank conducted limited real estate lending, due primarily to the stagnant economy in the Bank's primary market, and agricultural loans were made only on an exceptional basis. During 1997, however, the Bank relocated to the larger and more economically viable Amarillo market, and new management changed the Bank's lending philosophy to more closely resemble a traditional commercial banking business. To accomplish its goal of growing the Bank's loan portfolio, management hired nine experienced loan officers in 1997, primarily from one competing financial institution in Amarillo. These loan officers were successful in generating new business from existing customers of the Bank as well as new customer relationships for the Bank. As a result, at

December 31, 1999, 1998, and 1997, loans represented approximately 79 percent, 77 percent, and 62 percent, respectively, of total average assets, as compared to less than 10 percent of total average assets at December 31, 1996. Although taking an aggressive posture in growing the loan portfolio, management was careful to build a portfolio consistent with the underwriting parameters in the Bank's loan policy. Accordingly, management believes that the significant growth in the Bank's loan portfolio during 1999, 1998, and 1997 has been achieved without relaxing credit underwriting policies.

     Growth in the loan portfolio, as discussed above, also resulted in a significant change in the portfolio mix. The loan portfolio in 1996 consisted primarily of commercial loans (representing approximately 36 percent of total loans) and installment loans (representing approximately 53 percent of total loans). With the change in philosophy as described above, agribusiness and real estate lending activity increased from 0 percent to 11 percent of the loan portfolio, respectively, at December 31, 1996, to approximately 13 percent and 29 percent of total loans, respectively, at December 31, 1997, approximately 27 percent and 35 percent of total loans, respectively, at December 31, 1998, and approximately 15 percent and 40 percent of total loans, respectively, at December 31, 1999.

     The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loans:

                                                   December 31
                    ------------------------------------------------------------------------
                        1999           1998           1997           1996           1995
                    ------------------------------------------------------------------------
                       Amount          Amount         Amount        Amount         Amount
                       ------          ------         ------        ------         ------
Commercial          $ 94,893,661   $ 65,560,035   $ 45,901,834   $    553,641   $    480,177

Agricultural          39,454,848     50,051,845     15,381,803             --        575,000

Real Estate
   Commercial         80,150,036     39,643,202     16,282,655         54,321        124,772
   1-4 Family         25,750,839     20,542,212     18,069,332        114,156        139,453

Installment loans
   to individuals     20,432,316     11,407,138     24,359,581        822,872        611,210

Student loans          1,606,681        104,302             --             --             --
                    ------------   ------------   ------------   ------------   ------------

          Total     $262,288,381   $187,308,734   $119,995,205   $  1,544,990   $   ,930,612
                    ============   ============   ============   ============   ============

     The following table shows the maturity analysis of loans outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                                   Maturing After
                                       Maturing     One Year But
                                        Within      Within Five   Maturing After
                                       One Year        Years        Five Years
Total loans
     Individuals                    $ 10,016,084   $ 11,169,141   $    853,772
     Commercial                       61,540,605     18,221,518     15,131,538
     Real Estate                      29,865,143     21,145,165     54,890,567
     Agricultural                     33,486,263      5,420,332        548,253
                                    ------------   ------------   ------------
                 Total              $134,908,095   $ 55,956,156   $ 71,424,130
                                    ============   ============   ============

Loans maturing after one year with:
     Predetermined interest rates   $ 36,297,502   $ 30,497,945   $ 41,724,044
     Floating or adjustable rates     98,610,593     25,458,211     29,700,086
                                    ------------   ------------   ------------
                 Total              $134,908,095   $ 55,956,156   $ 71,424,130
                                    ============   ============   ============

     The Bank has no specific policies regarding "rollover" of short-term loans in its portfolio. Although some loans are expected to be renewed at maturity, the Bank evaluates each maturing loan on a case-by-case basis to determine whether it should be renewed or whether the borrower should be requested to pay off the loan at maturity. The Bank cannot reasonably estimate the dollar amount of loans maturing during 2000 which may ultimately be renewed.

Provision and Allowance for Loan Losses

     The following table summarizes the Bank's loan loss experience for the last five years ended December 31:

                                         1999            1998            1997           1996            1995
                                     -----------     -----------     -----------    -----------     -----------
BALANCE OF ALLOWANCE FOR LOAN
   LOSSES AT THE BEGINNING OF YEAR   $ 3,625,435     $ 2,748,418     $    45,200    $    22,574     $    37,605

CHARGE-OFFS
   Commercial                            565,704         101,981              --          3,826           1,000
   Real estate construction                   --              --              --             --              --
   Real estate mortgage                   56,303              --              --             --              --
   Installment                            39,504          12,238           5,144             --           6,816
   Agricultural                               --              --              --         79,001              --
                                     -----------     -----------     -----------    -----------     -----------
            Total loan charge-offs       661,511         114,219           5,144         82,827           7,816
                                     -----------     -----------     -----------    -----------     -----------

RECOVERIES
   Commercial                            223,906          13,500           7,906            396          71,062
   Real estate construction                   --              --              --             --              --
   Real estate mortgage                    6,759              --              --             --              --
   Installment                            10,089           2,736             456          8,054           1,686
                                     -----------     -----------     -----------    -----------     -----------
            Total loan recoveries        240,754          16,236           8,362          8,450          72,748
                                     -----------     -----------     -----------    -----------     -----------

NET RECOVERIES (CHARGE-OFFS)            (420,757)        (97,983)          3,218        (74,377)         64,932

PROVISION CHARGED (CREDITED)
   TO OPERATIONS                       1,320,000         975,000       2,700,000         97,003         (79,963)
                                     -----------     -----------     -----------    -----------     -----------
BALANCE AT END OF YEAR               $ 4,524,678     $ 3,625,435     $ 2,748,418    $    45,200     $    22,574
                                     ===========     ===========     ===========    ===========     ===========

RATIO OF NET CHARGE-OFFS DURING
   THE PERIOD TO AVERAGE LOANS-
   OUTSTANDING DURING THE PERIOD            0.20%           0.06%           0.00%          4.30%           4.37%
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

     The bank had no nonaccrual loans at year-ends December 31, 1995 to 1999. The following table summarizes the Bank's past-due, loans for the years ended December 31:

ACCRUING LOANS WHICH ARE PAST DUE
   90 DAYS OR MORE                    1999     1998     1997     1996     1995
                                    -------  -------  -------  -------  -------
   Commercial                       $    --  $    --  $    --  $    --  $    --
   Real estate construction              --       --       --       --       --
   Real estate mortgage                  --   14,952       --   63,864       --
   Installment                           --       --       --    6,178       --
   Agricultural                          --       --       --       --       --
                                    -------  -------  -------  -------  -------
            Total                   $    --  $14,952  $    --  $70,042  $    --
                                    =======  =======  =======  =======  =======

     At December 31, 1999, the Bank had no foreign loans outstanding and no loan concentrations, except for those indicated in the first table under "Loan Portfolio," exceeding 10 percent of total loans.

     Management believes all material restructured loans have been identified based upon the Bank's loan data system and management's awareness of the loan files and customer contacts.

     The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes are reasonable, but which may not be valid. Thus, there can be no assurance that future charge-offs will not exceed the allowance for loan losses or that additional increases in the loan-loss allowance will not be required. Activity in the allowance for loan losses for 1999, 1998, and 1997, had a significant impact on earnings.

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

     At December 31, 1999, 1998, and 1997, allowances for loan losses were $4,524,678, $3,625,435, and $2,748,418, respectively, which represented 1.73 percent, 1.94 percent, and 2.29 percent of outstanding loans at those respective dates. This compares to peer group percentages of the allowance for loan losses to outstanding loans of 1.35 percent, 1.35 percent, and 1.47 percent for 1999, 1998, and 1997, respectively.

     During 1999, 1998 and 1997, the Company recorded provisions for loan losses of $1,320,000, $975,000 and $2,700,000, respectively. The provisions were made in connection with the respective increases of $75,071,134 and $67,325,677 in the loan portfolio to $262,247,493 (1999), from $187,176,359 (1998) and from
$119,850,682 (1997). The increase in loans is primarily attributable to the change in ownership and management's aggressive posture to grow the Company.

     Determination of the Company's amount of the provision for loan losses for 1999, 1998 and 1997 was unique. Prior management of the Company generally limited its lending activity to commercial and consumer installment loans, and the loan portfolio constituted less than 10 percent of average total assets of the Bank. Because of significant growth in the loan portfolio during 1997, new management believed that the allowance for loan losses should grow also. Determining an appropriate level of allowance for loan loss and provision for loan loss was unique because, with management's decision to offer a broader range of loan products and to deploy more of the Bank's assets in loans, the Company had no historical loss history to benchmark against. Accordingly, management made a subjective determination of the proper level of allowance based on collective banking experiences, knowledge of the market and conditions, comparison to peers, and an intentional effort to be conservative during this growth phase. Management believes that appropriate underwriting practices were adhered to in the origination of new loans and, although the Company had no significant impaired, potential problem, or nonperforming loans at December 31, 1999, management recognized that losses are often inherent in the lending process. Accordingly, management believes that loan losses should be provided for as the loan portfolio grows, even if specific problem loans are not yet identified. Management is also concerned that, although economic conditions are currently good, conditions can change, and making conservative provisions was prudent. Determination of an appropriate allowance is subjective and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

     The risk elements in the Company's loan portfolio are similar to those in the loan portfolios of other comparable commercial banks in the Bank's lending area and are discussed in detail under the caption "GENERAL--Lending Activities--Risk Elements." Management made a subjective determination of the proper level of the allowance for loan losses by considering each risk element and drawing from collective banking experiences and knowledge of the Company's market, by evaluating overall economic conditions, by comparing its loan portfolio to those of peer banks, and by intentionally trying to be conservative during the Bank's significant growth phase. Management thus determined that allowances at December 31, 1999, of $4,524,678 (representing 1.73 percent of outstanding loans) and at December 31, 1998, of $3,625,435 (representing 1.94 percent of outstanding loans) were appropriate.

     The allowance for loan losses is not specifically allocated among the various categories of loans in the portfolio, and management cannot predict the amount of charge-offs by loan category in 1999.

     At December 31, 1999, 1998, or 1997, there were no significant impaired loans or loans delinquent over 90 days.

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

     Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the loan contract. These loans are current as to principal and interest, and, accordingly, they are not included in nonperforming assets categories. At December 31, 1999, the Company had no material loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in determining the adequacy of the allowance for loan losses.

Deposits and Other Interest-Bearing Liabilities

     Deposits. Average total deposits were $221,915,505, $159,963,123, and $42,234,780, during 1999, 1998, and 1997, respectively. Average interest-bearing deposits were $163,514,848 in 1999, as compared to $118,290,101 in 1998 and
$30,340,761 in 1997.

     The average daily amount of deposits and rates paid on savings deposits is summarized for the periods indicated in the following table.

                                             Year Ended                  Year Ended                Year Ended
                                          December 31, 1999          December 31, 1998         December 31, 1997
                                          -----------------          -----------------         -----------------
                                          Amount       Rate          Amount       Rate          Amount      Rate
DEPOSITS
   Noninterest-bearing demand          $ 58,400,657    0.00%       $ 41,673,022   0.00%      $11,894,019    0.00%
   Interest-bearing demand               33,806,890    1.74%         26,914,760   2.26%        7,244,335    2.66%
   Money market deposits                 49,920,045    3.25%         29,615,881   3.23%        5,005,414    3.21%
   Other savings deposits                 5,131,727    2.10%          3,590,907   2.55%        1,282,500    2.77%
   Time deposits                         74,547,967    4.93%         58,168,553   5.24%       16,808,512    5.18%
                                       ------------                ------------              -----------
            Total                      $221,807,286                $159,963,123              $42,234,780
                                       ============                ============              ===========

     Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 1999, are summarized as follows:

           3 months or less                         $30,290,452
           Over 3 months through 6 months             6,973,110
           Over 6 months through 12 months           14,170,165
           Over 12 months                             1,100,000
                                                    -----------
                                                    $52,533,727
                                                    ===========

     There were no deposits by foreign depositors at December 31, 1999, 1998, or 1997.

Significant Financial Ratios

     The following table shows consolidated operating and capital ratios for 1999, 1998, and 1997.

                                              1999         1998         1997
                                             ------       ------      -------
Return on average assets                       1.53%        1.65%       (3.57)%
Return on average equity                       9.45%        8.37%      (15.13)%
Average equity to average asset ratio         16.25%       19.71%       23.59 %
Dividend payout ratio to net earnings          0.00%        0.00%        0.00 %

     Return on assets declined slightly in 1999, but return on equity increased, indicating improved leverage. The increase in return on average assets and average equity from 1997 to 1998 is primarily attributable to higher net interest income and a lower loan loss provision.

Borrowed Funds

     The Company had no borrowed funds at December 31, 1999, 1998, or 1997.

Capital

     The cornerstone of the Company's capital structure is its common stock, which represents 100 percent of total capitalization at December 31, 1999. The Company's equity base was strengthened significantly during 1997 through the issuance of common stock in an intrastate offering to bona fide Texas residents on August 31, 1997. The Company raised approximately $40 million in new capital in this offering. The cash raised from the stock offering was used primarily to increase the Bank's capital base to support its physical expansion and significant growth in its loan portfolio in 1999, 1998, and late 1997. Additional information regarding the Bank's physical expansion is given under the caption "BUSINESS--General--Change in Management and Competitive Focus," and additional information regarding growth of the Bank's loan portfolio is provided under the caption "Loan Portfolio" to this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Dependence on this additional capital to support the significant loan growth was partially offset by the significant increase in the deposit base at the Bank during 1999, 1998, and late 1997, which provided an additional source of funding loan growth. From December 31, 1999, through December 31, 1998, average total deposits at the Bank increased by $61,952,382, from $159,963,123 to $221,915,505, an increase of approximately 38.7 percent. From December 31, 1997, through December 31, 1998, average total deposits at the Bank increased by $117,728,343 from $42,234,780 to $159,963,123, or an increase of approximately
279 percent. Additional information regarding the growth in the deposit base is provided under the caption "Deposits and Other Interest-Bearing Liabilities" to this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The combination of the Bank's increased deposit base coupled with the additional capital from the stock offering has been used to support the significant loan growth at the Bank following the Acquisition.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (shown in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I

Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The Company and the Bank exceeded their regulatory capital ratios, as shown in the following table.

                               ANALYSIS OF CAPITAL

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                              For Capital          Prompt Corrective
                                                        Actual             Adequacy Purposes       Action Provisions
                                                  Amount      Ratio       Amount        Ratio      Amount      Ratio
                                                  ------      -----       ------        -----      ------      -----
As of December 31, 1999
Total Capital (to Risk-Weighted Assets):
         Tejas Bancshares, Inc.                $48,625,652    18.79%    $20,706,927     8.00%
         The Bank                               47,809,951    18.47%     20,703,376     8.00%   $25,879,220    10.00%
Tier I Capital (to Risk-Weighted Assets):
         Tejas Bancshares, Inc.                 45,360,764    17.52%     10,353,463     4.00%
         The Bank                               44,545,610    17.21%     10,351,688     4.00%    15,527,532     6.00%
Tier I Capital (to Average Assets):
         Tejas Bancshares, Inc.                 45,360,764    17.01%     10,665,923     4.00%
         The Bank                               44,545,610    16.71%     10,665,103     4.00%    13,332,629     5.00%

     The Company currently has no material commitments for capital expenditures and no present intention to pay dividends on its common stock. Given the Company's strong capital ratios shown in the preceding table, management believes the Company's capital structure is adequate to support continued growth of the Company and the Bank in the near future.

Liquidity Management

     Liquidity management involves monitoring the Company's sources and uses of funds to meet its day-to-day cash-flow requirements while maximizing profits.
Liquidity is the Company's ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control when investment decisions are made. However, net deposit inflows and outflows are far less predictable and cannot be controlled.

     The Company has maintained a level of liquidity that is adequate for its cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged $26,719,378 during the year ended December 31, 1999. Management also has lined up potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other entities, primarily financial institutions. Loan participations are common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to other entities. These arrangements spread the risk among the entities and provide liquidity to the Company while reducing its risk. Although no formal agreements or commitments exist, management believes that additional significant loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the Company's liquidity and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

Interest-Rate Risk Sensitivity

     The largest component of the Company's net earnings is derived from the spread between yields on interest-earning assets and the cost of interest-bearing liabilities. In a changing interest-rate environment, this spread can widen or narrow depending on the relative repricing and maturities of interest-earning assets and interest-bearing liabilities. The Company's general policy is to reasonably match the rate sensitivity of its assets and liabilities to prudently manage interest-rate risk. To accomplish this, the Company monitors its interest-rate sensitivity, or risk, and matches more closely the cash flows and effective maturities or repricings of its interest-sensitive assets and liabilities.

     Interest-rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest-earning assets and interest-bearing liabilities are subject to changes in interest rates either at repricing, replacement, or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The difference at any given time is called the interest sensitivity "gap" and is usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes net asset sensitivity, and a negative gap represents net liability sensitivity. An institution has a negative gap if the amount of interest-bearing liabilities maturing or repricing in a specified time period exceeds the amount of interest-earning assets maturing or repricing in the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice in a specified period, then the institution has a positive gap. Accordingly, in a rising interest-rate environment in an institution with a negative gap, the cost of its rate-sensitive liabilities would theoretically rise faster than the yield on its rate-sensitive assets, thereby diminishing future net interest income. In a falling interest-rate environment, a negative gap would indicate that the cost of rate-sensitive liabilities would decline faster than the yield on rate-sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

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

     The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 1999, which mature or reprice in the time periods shown. Except for the effects of prepayments, the table presents principal cash flows from payments, maturity, or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                                             December 31, 1999
                                                                           (Dollars in thousands)

                                               3 Months      3 Months     1 Year        3 Years         5 Years        Over
                                               or Less       to 1 Year   to 3 Years     to 5 Years     to 15 Years    15 Years
                                               -------       ---------   ----------     ----------     -----------    --------
Assets Subject to Interest Rate
Adjustment
Loans
    Combined - fixed rate projected
    payments, floating rate by
    repricing interval                      $150,800,229   $ 37,175,269  $ 15,594,779  $ 17,161,372   $ 32,848,412 $  8,667,432

Investments
    Combined - fixed rate by
    maturity, floating rate by
    repricing interval, and projected
    payments                                   2,670,935      2,224,695       495,781            --         50,741    1,280,995

Federal Funds Sold                             4,350,000             --            --            --             --           --
                                            ------------   ------------  ------------  ------------   ------------ ------------

    Total                                   $157,821,164   $ 39,399,964  $ 16,090,560  $ 17,161,372   $ 32,899,153 $  9,948,427
                                            ============   ============  ============  ============   ============ ============

    Cumulative                               157,821,164    197,221,128   213,311,688   230,473,060    263,372,213  273,320,640

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                                  28,581,931             --            --            --             --           --
Super NOW Accounts                             7,217,208             --            --            --             --           --
Money Market Accounts                         53,691,581             --            --            --             --           --
Savings Accounts                               5,451,866             --            --            --             --           --

CDs Greater than $100,000                     30,290,452     21,143,275     1,100,000            --             --           --
CDs Less than $100,000                        15,583,774     15,802,508     3,076,031            --             --           --
                                            ------------   ------------  ------------  ------------   ------------ ------------

    Total                                   $140,816,812   $ 36,945,783  $  4,176,031  $         --   $         -- $         --
                                            ============   ============  ============  ============   ============ ============
    Cumulative                               140,816,812    177,762,595   181,938,626   181,938,626    181,938,626  181,938,626
 Net Position of Assets (Liabilities)
                                              17,004,352      2,454,181    11,914,529    17,161,372     32,899,153    9,948,427
                                            ------------   ------------  ------------  ------------   ------------ ------------

Cumulative Gap                              $ 17,004,352   $ 19,458,533  $ 31,373,062  $ 48,534,434   $ 81,433,587 $ 91,382,014

Rate Sensitive Assets as % of Rate
    Sensitive Liabilities (Cumulative)            112.08%        110.95%       117.24%       126.68%        144.76%      150.23%
                                            ============   ============  ============  ============   ============ ============


                                                Total
                                                -----

Assets Subject to Interest Rate
Adjustment
Loans
    Combined - fixed rate projected
    payments, floating rate by
    repricing interval                      $262,247,493

Investments
    Combined - fixed rate by
    maturity, floating rate by
    repricing interval, and projected
    payments                                   6,723,147

Federal Funds Sold                             4,350,000
                                            ------------

    Total                                   $273,320,640
                                            ============

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                                  28,581,931
Super NOW Accounts                             7,217,208
Money Market Accounts                         53,691,581
Savings Accounts                               5,451,866

CDs Greater than $100,000                     52,533,727
CDs Less than $100,000                        34,462,312
                                            ------------

    Total                                   $181,938,626
                                            ============
    Cumulative
 Net Position of Assets (Liabilities)
                                              91,382,014
                                            ------------


     As shown by the table, at December 31, 1999, the maturities of the Company's interest-bearing assets extend over 15 years, while its interest-bearing liabilities generally mature in less than one year. Also, the Company's interest-bearing assets significantly exceed its interest-bearing liabilities (a positive gap). Accordingly, a rising interest-rate environment would positively affect the Company's net interest margin, and a falling interest-rate environment would negatively affect the Company's net interest margin.

     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that could mature or reprice in a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent. Accordingly, although the table indicates the Company's gap position at a particular time, those measurements are not intended to and do not forecast the effect of changes in market interest rates on the Company's gap position and may differ from actual results after December 31, 1999.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. Subsequently, FASB issued Statement No. 137 which effectively delayed adoption of No. 133 by one year. The Company will adopt the new standard beginning with its 2001 fiscal year, when adoption is first required. Management is currently evaluating the reporting requirements under this new standard and has not yet determined its impact on the Company's financial results.

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

     Remediation and Testing. The Bank relies heavily on a major service provider for its mission-critical applications and operations. Status reports of this provider's Y2K readiness, including any remediation required, were given to management regularly.

     This system was tested on site in February 1999. Integrated tests were conducted on a duplicated client "Test Bank." No significant problems were noted. In addition, all internal platform systems were completely tested before March 31, 1999.

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

     The negative impact of large customers who have not dealt with the implications of the Y2K problem on their business operations could pose serious risks to the Company. Therefore, the Company developed a Risk Assessment Program to determine the Y2K readiness of its significant customers, both borrowers and depositors, and surveyed all borrowers with outstanding aggregate loans over $250,000. The level of risk--low, medium, high--was determined through a questionnaire and internal guidelines.

     Additionally, a similar review was conducted quarterly of all large depositors to ensure Y2K readiness and to avoid any unforeseen liquidity problems for these customers. As of December 31, 1999, most of the deposit base has been determined to exhibit low-risk factors.

     The risk assessment program is ongoing, and the results of the quarterly analyses of loans and deposit customers are reported to the Board of Directors quarterly. Efforts and actions to offset any defined or potential risks have been prescribed in the program.

     Implementation and Contingency Planning. Management ascertained that no applications needed to be reprogrammed or replaced, and a contingency program was completed. The program incorporated a business resumption plan for end-users of all system data, not only the mission- critical system. For example, the preparation of loan documents will be manual, if the system is unreliable, until the Bank's system is renovated or another loan processor is obtained. Disruptions in processing will be given utmost attention in designing and implementing contingency plans.

     Additionally, the Company has allocated adequate resources to manage the Y2K project. Expenses attributable to Y2K readiness have been less than $25,000 to date, none of which were incurred to repair or replace software, equipment, or systems. These costs have been charged to expense as incurred.

     Management and directors of the Company believe an effective program is in place to address the Y2K problem. As required by the regulatory agencies, the Bank has made diligent efforts to conform to all milestone dates defined in the Federal Financial Institution Examination Council's guidance papers. However, the Company cannot guarantee there will be no impact from Y2K issues on its operations, because of its reliance on service-provider systems and the potential impact on its customers. The development of contingency plans to minimize the risk to the Bank was given considerable attention during 1999. The Company does not believe that any significant problems have arisen as a result of Y2K issues.

Forward-Looking Statements

     Forward-looking statements are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. These risks include the possible loss of key personnel, the need for additional capital if the Company experiences faster than anticipated growth, changes in economic conditions, interest-rate risk, factors which could affect the Company's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in the Company's Securities and Exchange Commission filings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(A)  DIRECTORS OF THE REGISTRANT

     Information concerning the directors of the Company is shown in the 2000 definitive Proxy Statement incorporated herein by this reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is shown in the 2000 definitive Proxy Statement incorporated herein by this reference.

(C)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information on compliance with Section 16(a) of the Exchange Act is included in the Company's 2000 definitive Proxy Statement incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information on executive compensation is shown in the Company's 2000 definitive Proxy statement incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information  on  security   ownership  of  certain  beneficial  owners  and
     directors and officers is shown in the Company's 2000 definitive Proxy Statement incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning relationships and related transactions of the directors and officers of the Company is shown in the Company's 2000 definitive Proxy Statement incorporated herein by reference.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT

     (1) Exhibit
         Number                         Description
         ------                         -----------
         3.1       Restated Articles of Incorporation of Tejas Bancshares, Inc.*
         3.2       Amended and Restated Bylaws of Tejas Bancshares, Inc.*
         10.1      Tejas Bancshares, Inc., 1998 Incentive Stock Plan **
         21.1      Subsidiaries of Tejas Bancshares, Inc.
         27.1      Financial Data Schedule

----------

     * Incorporated by reference from the Company's Registration Statement on Form 10 dated April 10, 1998.

     ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     (2)  Financial Statements
                                                                            Page
          Independent Auditor's Report                                      F-3

          Audited Financial Statements
              Consolidated Balance Sheets                                   F-4
              Consolidated Statements of Operations and
                 Comprehensive Income                                       F-6
              Consolidated Statements of Stockholders' Equity               F-7
              Consolidated Statements of Cash Flows                         F-8
              Summary of Significant Accounting Policies                    F-9
              Notes to Consolidated Financial Statements                    F-13

     (3)  Financial Statement Schedules

(B)  REPORTS ON FORM 8-K

     None.

                             TEJAS BANCSHARES, INC.
                                   SIGNATURES

     Pursuant to Section 13 or 15(d) of the Securities Act of 1934, Tejas Bancshares, Inc., has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on January 27, 2000.

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

            Signature                    Title                    Date

/s/ Donald E. Powell             Principal Executive Officer
-----------------------------    and Director
Donald E. Powell                                                January 28, 2000

/s/ Jack Hall                    Principal Financial Officer
-----------------------------    and Principal Accounting
Jack Hall                        Officer                        January 28, 2000


/s/ William H. Attebury          Director                       January 28, 2000
-----------------------------
William H. Attebury

/s/ Danny H. Conklin             Director                       January 28, 2000
-----------------------------
Danny H. Conklin

/s/ Wales H. Madden, Jr.         Director                       January 28, 2000
-----------------------------
Wales H. Madden, Jr.

/s/Jay O'Brien                   Director                       January 28, 2000
-----------------------------
Jay O'Brien

                             TEJAS BANCSHARES, INC.
                                AND SUBSIDIARIES
                                 Amarillo, Texas

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets.............................................F-4
     Consolidated Statements of Operations and Comprehensive Income..........F-6
     Consolidated Statements of Stockholder's Equity.........................F-7
     Consolidated Statements of Cash Flows...................................F-8

     Summary of Significant Accounting Policies..............................F-9

     Notes to Consolidated Financial Statements.............................F-13

                          Independent Auditor's Report

The Board of Directors
Tejas Bancshares, Inc.
Amarillo, Texas

We have audited the accompanying consolidated balance sheets of Tejas Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                       Clifton Gunderson P.L.L.C.

Amarillo, Texas
January 25, 2000

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                     ASSETS

                                                  1999                1998
                                                  ----                ----

Cash and due from banks                      $  20,711,268       $  23,813,175
Federal funds sold                               4,350,000          26,300,000
Securities available-for-sale                    6,723,147           7,303,042

Loans                                          262,247,493         187,176,359
Less allowance for loan losses                  (4,524,678)         (3,625,435)
                                             -------------       -------------

     Loans, net                                257,722,815         183,550,924
                                             -------------       -------------

Bank premises and equipment
     Land                                          560,189              39,000
     Buildings                                   1,863,462           1,863,462
     Furniture, fixtures, and equipment          1,598,630           1,202,052
     Construction in process                     1,357,288                  --
                                             -------------       -------------

           Total, at cost                        5,379,569           3,104,514

     Less accumulated depreciation               1,026,243             592,281
                                             -------------       -------------

           Net property and equipment            4,353,326           2,512,233
                                             -------------       -------------

Accrued interest receivable                      3,234,949           2,349,083
Net deferred tax asset                           1,719,300           1,300,013
Other assets                                       226,591             159,389
                                             -------------       -------------

TOTAL ASSETS                                 $ 299,041,396       $ 247,287,859
                                             =============       =============

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1999                1998
                                                              ----                ----
LIABILITIES
     Deposits
           Demand - noninterest bearing                  $  70,029,027       $  61,431,129
           Demand - interest bearing                        89,490,720          68,559,436
           Time and savings                                 92,447,906          75,148,549
                                                         -------------       -------------

                 Total deposits                            251,967,653         205,139,114

     Accrued interest payable                                  879,291             684,462
     Federal income taxes payable                              206,181              66,994
     Other liabilities                                         627,507             232,825
                                                         -------------       -------------
                 Total liabilities                         253,680,632         206,123,395
                                                         -------------       -------------
STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 20,000,000 shares
           authorized, 13,418,017 and 13,397,934
           issued and outstanding in 1999 and 1998,
           respectively                                     13,418,017          13,397,934
     Paid-in capital                                        26,532,993          26,460,427
     Retained earnings                                       5,743,180           1,650,455
     Accumulated other comprehensive income                     (6,426)             24,648
     Deferred directors' compensation                         (327,000)           (369,000)
                                                         -------------       -------------
                 Total stockholders' equity                 45,360,764          41,164,464
                                                         -------------       -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $ 299,041,396       $ 247,287,859
                                                         =============       =============



           These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial
                                   statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                  Years ended December 31, 1999, 1998, and 1997

                                                              1999               1998              1997
                                                          ------------       ------------       -----------
INTEREST INCOME
     Interest and fees on loans                           $ 17,633,049       $ 13,310,493       $ 3,024,441
     Interest and dividends on investment securities           386,961            351,933           547,719
     Interest on federal funds sold                          1,336,396          1,259,919           447,378
                                                          ------------       ------------       -----------
           Total interest income                            19,356,406         14,922,345         4,019,538

INTEREST EXPENSE ON DEPOSITS                                 6,001,718          4,706,417         1,260,139
                                                          ------------       ------------       -----------
           Net interest income                              13,354,688         10,215,928         2,759,399

PROVISION FOR LOAN LOSSES                                    1,320,000            975,000         2,700,000
                                                          ------------       ------------       -----------
           Net interest income after provision
              for loan losses                               12,034,688          9,240,928            59,399
                                                          ------------       ------------       -----------
OTHER OPERATING INCOME
     Service charges                                         1,281,951            714,912            83,543
     Other                                                     564,126            434,465            77,967
                                                          ------------       ------------       -----------
           Total other operating income                      1,846,077          1,149,377           161,510
                                                          ------------       ------------       -----------
OTHER OPERATING EXPENSES
     Salaries and employee benefits                          3,842,432          2,960,405         1,027,236
     Depreciation                                              433,962            310,416           119,853
     Advertising                                               347,215            381,132            53,134
     Occupancy expense                                         429,827            361,323           178,588
     Federal Deposit Insurance Corporation
           premiums, net                                        22,762             25,883             1,830
     Professional fees                                         159,450            188,722            94,558
     Supplies, stationery and office expenses                  356,693            628,913           411,766
     Taxes other than on income and salaries                   171,002            187,488             6,106
     Data processing                                           859,077            431,025            80,805
     Postage                                                   176,357            122,732            36,925
     Other                                                     882,634            745,964           230,836
                                                          ------------       ------------       -----------
           Total other operating expenses                    7,681,411          6,344,003         2,241,637
                                                          ------------       ------------       -----------
           Earnings (loss) before income taxes               6,199,354          4,046,302        (2,020,728)
INCOME TAXES (BENEFIT)                                       2,106,629            741,999           (39,313)
                                                          ------------       ------------       -----------

NET EARNINGS (LOSS)                                          4,092,725          3,304,303        (1,981,415)

OTHER COMPREHENSIVE INCOME
     Changes in unrealized gains (losses) on
           securities, net of tax of $(16,007),
           $(6,017), and $12,669                               (31,074)           (11,681)           24,593
     Less:  reclassification adjustment                             --                 --                --
                                                          ------------       ------------       -----------
COMPREHENSIVE INCOME                                      $  4,061,651       $  3,292,622       $(1,956,822)
                                                          ============       ============       ===========
NET EARNINGS (LOSS) PER SHARE - Basic                     $       0.31       $       0.25       $     (0.41)
                                                          ============       ============       ===========
NET EARNINGS (LOSS) PER SHARE - Diluted                   $       0.30       $       0.24       $     (0.41)
                                                          ============       ============       ===========

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998, and 1997

                                                                                                                      Accumulated
                                                                                                         Retained         other
                                                                          Common          Paid-in        earnings     comprehensive
                                                                           Stock          Capital        (deficit)        income
                                                                           -----          -------        ---------        ------
Balance at December 31, 1996                                         $    100,000      $  1,514,807     $   603,189     $ 11,736
COMPREHENSIVE INCOME
     Net loss                                                                  --                --      (1,981,415)          --
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $12,669                      --                --              --       24,593
                                                                     ------------      ------------     -----------     --------
           TOTAL COMPREHENSIVE INCOME

Purchase of treasury stock (6,695 shares)                                      --                --              --           --
Goodwill arising from acquisition of the Company                               --            65,625              --           --
Retirement of treasury stock (7,500) shares)                              (75,000)       (1,580,433)        (82,029)          --
Reduction in par value from $10 to $1 per share                           (22,500)           22,500              --           --
Stock split effected in the form of a dividend of 77.4372-for-1           193,593                --        (193,593)          --
Common stock issued (13,333,334 shares), net of issue costs
     of $159,558                                                       13,333,334        26,507,110              --           --
Purchase and retirement of common stock (196,093 shares)                 (196,093)         (392,182)             --           --
                                                                     ------------      ------------     -----------     --------
Balance at December 31, 1997                                           13,333,334        26,137,427      (1,653,848)      36,329
COMPREHENSIVE INCOME
     Net earnings                                                              --                --       3,304,303           --
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(6,017)                     --                --              --      (11,681)
                                                                     ------------      ------------     -----------     --------
           TOTAL COMPREHENSIVE INCOME

Directors' stock compensation plan (64,600 shares)                         64,600           323,000              --           --
Amortization of directors' stock compensation plan                             --                --              --           --
                                                                     ------------      ------------     -----------     --------
Balance at December 31, 1998                                           13,397,934        26,460,427       1,650,455       24,648
COMPREHENSIVE INCOME
  Net earnings                                                                 --                --       4,092,725           --
  Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(16,007)                    --                --              --      (31,074)
                                                                     ------------      ------------     -----------     --------
           TOTAL COMPREHENSIVE INCOME

Exercise of stock options                                                   9,283            18,566              --           --
Directors' stock compensation plan (10,800 shares)                         10,800            54,000              --           --
Amortization of directors' stock compensation plan                             --                --              --           --
                                                                     ------------      ------------     -----------     --------
Balance at December 31, 1999                                         $ 13,418,017      $ 26,532,993     $ 5,743,180     $ (6,426)
                                                                     ============      ============     ===========     ========



                                                                                      Deferred
                                                                      Treasury        directors'
                                                                        stock        compensation         Total
                                                                        -----        ------------         -----
Balance at December 31, 1996                                         $  (162,045)      $      --       $  2,067,687
COMPREHENSIVE INCOME
     Net loss                                                                 --              --         (1,981,415)
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $12,669                     --              --             24,593
                                                                     -----------       ---------       ------------
           TOTAL COMPREHENSIVE INCOME                                                                    (1,956,822)
                                                                                                       ------------
Purchase of treasury stock (6,695 shares)                             (1,575,417)             --         (1,575,417)
Goodwill arising from acquisition of the Company                              --              --             65,625
Retirement of treasury stock (7,500) shares)                           1,737,462              --                 --
Reduction in par value from $10 to $1 per share                               --              --                 --
Stock split effected in the form of a dividend of 77.4372-for-1               --              --                 --
Common stock issued (13,333,334 shares), net of issue costs
     of $159,558                                                              --              --         39,840,444
Purchase and retirement of common stock (196,093 shares)                      --              --           (588,275)
                                                                     -----------       ---------       ------------
Balance at December 31, 1997                                                  --              --         37,853,242
COMPREHENSIVE INCOME
     Net earnings                                                             --              --          3,304,303
     Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(6,017)                    --              --            (11,681)
                                                                     -----------       ---------       ------------
           TOTAL COMPREHENSIVE INCOME                                                                     3,292,622
                                                                                                       ------------
Directors' stock compensation plan (64,600 shares)                            --        (387,600)                --
Amortization of directors' stock compensation plan                            --          18,600             18,600
                                                                     -----------       ---------       ------------
Balance at December 31, 1998                                                  --        (369,000)        41,164,464
COMPREHENSIVE INCOME
  Net earnings                                                                --              --          4,092,725
  Change in unrealized gain (loss) on available-for-sale
        securities, net of deferred income tax of $(16,007)                   --              --            (31,074)
                                                                     -----------       ---------       ------------
           TOTAL COMPREHENSIVE INCOME                                                                     4,061,651
                                                                                                       ------------
Exercise of stock options                                                     --              --             27,849
Directors' stock compensation plan (10,800 shares)                            --         (64,800)                --
Amortization of directors' stock compensation plan                            --         106,800            106,800
                                                                     -----------       ---------       ------------
Balance at December 31, 1999                                         $        --       $(327,000)      $ 45,360,764
                                                                     ===========       =========       ============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998, and 1997

                                                                    1999              1998                 1997
                                                                    ----              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                      $  4,092,725       $  3,304,303       $  (1,981,415)
     Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
        Depreciation                                               433,962            310,416             119,853
        Deferred income taxes                                     (403,280)          (969,287)           (369,400)
        Amortization of deferred directors' compensation           106,800             18,600                  --
        Provision for loan losses                                1,320,000            975,000           2,700,000
     Change in:
           Accrued interest receivable                            (885,866)        (1,188,135)         (1,007,377)
           Other assets                                            (67,202)           (80,681)            (43,663)
           Accrued interest payable                                194,829            461,786             195,349
           Federal income taxes payable                            139,187           (257,715)            324,709
           Other liabilities                                       394,682            148,023              67,463
     Other                                                          19,835              6,870              13,594
                                                              ------------       ------------       -------------
           Net cash provided by operating activities             5,345,672          2,729,180              19,113
                                                              ------------       ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs
        on securities held-to-maturity                                  --                 --           1,900,277
     Proceeds from maturities and pay-downs
        on securities available-for-sale                         2,723,119          2,816,304           3,365,437
     Purchases of securities available-for-sale                 (2,210,140)        (5,059,010)            (24,000)
     Change in loans to customers                              (75,491,891)       (67,423,660)       (118,383,550)
     Expenditures for bank premises and equipment               (2,275,055)        (1,960,393)           (800,325)
                                                              ------------       ------------       -------------

           Net cash used by investing activities               (77,253,967)       (71,626,759)       (113,942,161)
                                                              ------------       ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                   46,828,539         98,884,456          90,187,370
     Proceeds from exercise of stock options                        27,849                 --                  --
     Proceeds from sale of common stock, net of
        issue costs of $159,558                                         --                 --          39,840,444
     Proceeds from loan from stockholder                                --                 --           1,000,000
     Repayment of loan to stockholder                                   --                 --          (1,000,000)
     Purchases of treasury stock                                        --                 --          (2,163,692)
                                                              ------------       ------------       -------------
           Net cash provided by financing activities            46,856,388         98,884,456         127,864,122
                                                              ------------       ------------       -------------
           Net increase (decrease) in cash and cash            (25,051,907)        29,986,877          13,941,074
           equivalents

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                          50,113,175         20,126,298           6,185,224
                                                              ------------       ------------       -------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                              $ 25,061,268       $ 50,113,175       $  20,126,298
                                                              ============       ============       =============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1999, 1998, and 1997

Nature of Operations

Tejas Bancshares, Inc. (the Company), provides a variety of financial services to individuals and corporate customers in the community of Amarillo, Texas, and the surrounding geographical area. The Company's primary deposit products are demand deposits and time and savings accounts. Its primary lending products are consumer, commercial, agricultural, and real estate loans. The Company also provides trust services.

During 1997, the corporate structure of the Company changed significantly as follows:

o    In  May  1997,  Mr.  Donald  E.  Powell  acquired  control  of  all  of the outstanding common stock of the Company. In connection with the acquisition, the Company repurchased 6,695 shares of its common stock for approximately $1,575,400, and Mr. Powell acquired the remaining 2,500 shares of its common stock for approximately $588,300 and loaned the Company $1,000,000 at the prime interest rate (8.5 percent). Goodwill in connection with the acquisition amounted to approximately $65,600.

o Following completion of the acquisition, the authorized shares of the Company were increased from 10,000 to 20,000,000, the par value of the common stock was reduced from $10 to $1, and 7,500 shares of treasury stock were retired. The Company's wholly owned subsidiary, Fritch State Bank, was also moved to Amarillo, Texas, and it was converted to a national banking association named The First National Bank of Amarillo (the Bank).

o In July 1997, the Company's common stock was split 77.4372-for-1 in the effect of a stock dividend. During August 1997, the Company completed an offering of its common stock and issued 13,333,334 shares at $3 per share. After the offering, Mr. Powell's original 196,093 shares were repurchased for approximately $588,300 and were retired, and his $1,000,000 loan was repaid.

The Company experienced significant growth in loans and deposits since 1997 primarily because of the Bank's relocation of its main office from Fritch to Amarillo, a larger and more economically vibrant banking market. In addition, deposit and loan growth can be attributable to the new management team, which has emphasized growth from the Bank's existing client base and capitalized on opportunities from its target market (e.g., customers of competing financial institutions), and the delivery of personalized banking services to the Bank's customers. In addition, the Bank's loan growth is attributable to its aggressive commercial lending program and its reentry into agricultural and real estate lending and strong emphasis on the commercial loan market.

Effective April 1, 1999, the Company established a new middle-tier holding company named Tejas Force, Inc. (Force). The effect of the new company on the consolidated financial statements for the year ended December 31, 1999 was insignificant.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1999, 1998, and 1997

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company follows the provisions of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Under this standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale, net of tax.

Investment Securities

The Company classifies its investment securities in three categories: trading, available-for-sale, and held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading at December 31, 1999 or 1998. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1999, 1998, and 1997

Investment Securities (Continued)

over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned income. Unearned income on certain installment loans is taken into income over the term of the loan by the sum-of-the-months digits method. The effect of not suing the interest method is not material to the financial position or results of operations of the company. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of individual credits, prior loan loss experiences and general economic conditions. The allowance is subjective and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets.

Advertising Costs

The Company expenses advertising costs as incurred.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1999, 1998, and 1997

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

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting primarily of commitments to extend credit. These financial instruments are recorded in the consolidated financial statements when they become payable.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers due from banks and federal funds sold to be cash equivalents. Federal funds sold are generally purchased and sold for one-day periods.

Net Earnings (Loss) Per Share

Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method. All shares and per-share data, except par value per share, have been retroactively adjusted to reflect a 77.4372-for-1 stock split effected as a stock dividend by the Company in July 1997.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. Subsequently, FASB issued Statement No. 137 which delayed the effective date of Statement No. 133 by one year. The Company will adopt the new standard beginning with its 2001 fiscal year, when adoption is first required. Management is currently evaluating the reporting requirements under this new standard and has not yet determined its impact on financial results of the Company.

     This information is an integral part of the accompanying consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 1 - INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 1999, were as follows:

                                                         Gross          Gross
                                        Amortized      unrealized     unrealized    Estimated
                                          cost       holding gains  holding losses  fair value
                                          ----       -------------  --------------  ----------
Available-for-sale:
     U. S. Treasury securities         $2,203,191      $    --       $ (3,880)      $2,199,311
     Government agency securities       1,826,368        1,910         10,285        1,817,993
     Mortgage-backed securities         1,487,649        8,503         (5,984)       1,490,168
     Other securities                   1,215,675           --             --        1,215,675
                                       ----------      -------       --------       ----------
Total available-for-sale               $6,732,883      $10,413       $(20,149)      $6,723,147
                                       ==========      =======       ========       ==========

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 1998, were as follows:

                                                        Gross          Gross
                                        Amortized     unrealized     unrealized      Estimated
                                           cost     holding gains  holding losses    fair value
                                           ----     -------------  --------------    ----------
Available-for-sale:
     U. S. Treasury securities         $2,210,407      $ 3,343       $     --        $2,213,750
     Government agency securities       1,855,726       22,617         (1,329)        1,877,014
     Mortgage-backed securities         1,981,078       16,153         (3,438)        1,993,793
     State and political obligations        2,810           --             --             2,810
     Other securities                   1,215,675           --             --         1,215,675
                                       ----------      -------       --------        ----------
Total available-for-sale               $7,265,696      $42,113       $ (4,767)       $7,303,042
                                       ==========      =======      =========        ==========

Maturities of investment securities classified as available-for-sale were as follows at December 31, 1999 (maturities of mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest-rate environment). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                          Amortized          Estimated
                                            cost            fair value
                                         ----------         -----------
Available-for-sale:
     Due one year or less                $3,449,554         $3,439,394
     Due from one to five years             500,000            495,781
     Due from five to ten years             174,505            179,062
     Due after ten years                  1,393,149          1,393,235
     Other                                1,215,675          1,215,675
                                         ----------         ----------
Total available-for-sale                 $6,732,883         $6,723,147
                                         ==========         ==========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 1 - INVESTMENT SECURITIES (Continued)

Investment securities with a carrying value of approximately $4,700,000 and $4,909,000 at December 31, 1999, and 1998, respectively, were pledged to secure public deposits as required or permitted by law.

NOTE 2 - LOANS

The major classifications of loans are as follows:

                                                  1999                 1998
                                                  ----                 ----

Real estate - primarily mortgage             $ 105,900,875        $  60,185,414
Agricultural                                    39,454,848           50,051,845
Commercial                                      94,893,661           65,560,035
Installment loans to individuals                20,432,316           11,407,138
Student loans                                    1,606,681              104,302
Unearned income                                    (40,888)            (132,375)
                                             -------------        -------------
Total loans                                  $ 262,247,493        $ 187,176,359
                                             =============        =============

The Bank grants consumer, commercial, agricultural, and real estate loans to customers primarily in Amarillo, Texas, and the surrounding geographical area. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their commitments depends upon the real estate and agricultural sectors.

The changes in the allowance for loan losses were as follows:

                                               1999         1998        1997
                                           -----------  ----------- -----------

Balance at beginning of year               $ 3,625,435  $ 2,748,418 $    45,200
Provision charged to expense                 1,320,000      975,000   2,700,000
Loans charged off                             (661,511)    (114,219)     (5,144)
Recoveries on loans previously charged off     240,754       16,236       8,362
                                           -----------  ----------- -----------
Balance at end of year                     $ 4,524,678  $ 3,625,435 $ 2,748,418
                                           ===========  =========== ===========

At December 31, 1999 and 1998, there were no material amounts of impaired loans.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 3 - DEPOSITS

The aggregate amounts of time deposits in denominations of $100,000 or more were approximately $52,534,000 and $42,355,000 at December 31, 1999 and 1998,
respectively. The related interest expenses on these deposits were approximately $2,253,000 and $1,805,000 for 1999 and 1998, respectively. Other interest-bearing deposits of $100,000 or more totaled approximately $74,487,000 and $56,422,000 at December 31, 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities of all certificates of deposits were substantially all within one year.

NOTE 4 - INCOME TAXES

The following is a summary of the components of income tax expense (benefit):

                                         1999           1998         1997
                                         ----           ----         ----
Current - federal                    $ 2,509,909    $ 1,711,286    $ 330,087
Deferred                                (403,280)      (969,287)    (369,400)
                                     -----------    -----------    ---------
Total income tax expense (benefit)   $ 2,106,629    $   741,999    $ (39,313)
                                     ===========    ===========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                   1999           1998
                                                   ----           ----
Deferred tax assets:
 Allowance for loan losses                     $1,499,283      $ 1,173,870
 Bank premises and equipment basis and
    depreciation differences                      116,638           87,962
 Allowance for investment security losses          27,461           30,052
 Available-for-sale securities                      3,311               --
 Other                                             72,607           20,826
                                               ----------      -----------
                                                1,719,300        1,312,710
                                               ----------      -----------
Deferred tax liabilities:
   Available-for-sale securities                       --          (12,697)
                                               ----------      -----------
Net deferred tax asset                         $1,719,300      $ 1,300,013
                                               ==========      ===========

Because of the Company's limited history to generate substantial taxable income, a valuation allowance was established in 1997 to limit the recognition of net deferred tax assets to approximate the amount of taxes that was expected to be paid in 1998. During 1999 and 1998, the Company generated sufficient taxable income for which management believes the Company will probably realize the recorded deferred tax assets. Accordingly, no valuation allowance has been established at December 31, 1999 or 1998.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 4 - INCOME TAXES (Continued)

Total income taxes for the years ended December 31, 1999, 1998, and 1997, are allocated $2,106,629, $741,999, and $(39,313), respectively, to income tax from operations, and $(16,007), $(6,017), and $12,669, respectively, as components of other comprehensive income for the tax effect of unrealized holding gains and losses on available-for-sale securities recognized for financial reporting purposes.

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent in 1999, 1998, and 1997 to earnings (loss) before income taxes as a result of the following:

                                                   1999              1998             1997
                                                   ----              ----             ----
Computed "expected" tax expense (benefit)      $ 2,107,780       $ 1,375,743       $(687,048)
Effect of valuation allowance                           --          (644,015)        644,015
Tax-exempt income                                       --                --          (1,126)
Other, net                                          (1,151)           10,271           4,846
                                               -----------       -----------       ---------
Total income tax expense (benefit)             $ 2,106,629       $   741,999       $ (39,313)
                                               ===========       ===========       =========

NOTE 5 - STOCK OPTIONS AND STOCK COMPENSATION PLAN

Stock Options

On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc., 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain, and provide incentive to employees, officers, and directors and to increase overall stockholders' value. The number of shares reserved for issuance under the Plan is 1,333,333. The Plan provides for granting both incentive stock options and non-qualified stock options as well as restricted stock, stock appreciation rights, dividend equivalent rights, stock awards, and other stock-based awards.

The exercise price of the options granted approximated or exceeded the market value of the common stock at the date of grant. The options generally vest ratably over eight years from the date of grant and terminate ten years from the date of grant.

The following table summarizes the Plan for the two-year period ended December 31, 1999:

                                                               Weighted-average
                                                  Options       exercise price
                                                  -------       --------------

Outstanding at December 31, 1997                       --           $  --
      Granted                                     514,600            3.03
      Exercised                                        --              --
      Expired or canceled                          (6,600)           3.00
                                                  -------           -----
Outstanding at December 31, 1998                  508,000            3.03
      Granted                                     186,500            5.90
      Exercised                                     9,283            3.00
      Expired or canceled                          76,900            3.20
                                                  -------           -----
Outstanding at December 31, 1999                  608,317           $3.89
                                                  =======           =====

Exercisable at end of year
      December 31, 1999                            45,225            3.00
      December 31, 1998                                --              --
Available for grant at end of year
      December 31, 1999                           715,733
      December 31, 1998                           825,333

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 5 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (Continued)

The following table summarizes information about options outstanding under the Plan at December 31, 1999:

                                Options Outstanding
                                  Weighted-average
                 Number              remaining
              outstanding         contractual life      Exercise price
              -----------         ----------------      --------------

                428,317                 8.14                 $3.00
                180,000                 9.33                 $6.00

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the Plan and recognizes no compensation costs in net earnings from the grant of options, as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma 1999 and 1998 net earnings and earnings per share would have been as follows:

                                    1999            1998
                                 ----------      ----------
Net earnings
   As reported                   $4,092,725      $3,304,303
   Pro forma                      3,928,725       3,181,303
Earnings per share
   Basic
        As reported              $     0.31      $     0.25
        Pro forma                      0.29            0.24
   Diluted
       As reported               $     0.30      $     0.24
       Pro forma                       0.29            0.23

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                1999          1998
                             -------       -------
Risk-free interest rate         5.65%         5.14%
Expected life (years)           8.49          9.14
Expected volatility            32.00%        32.00%
Expected dividend yield           --            --

In accordance with SFAS 123, the weighted average fair value of options granted during 1999 and 1998 was $3.28 and $4.28, respectively.

Directors' Stock Compensation Plan

During October 1998, the Company's board of directors approved a nonemployee directors' compensation plan for the directors of the Bank. The Plan provides that directors will each receive

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 5 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (Continued)

common stock as compensation for serving. Restricted shares are issued to the directors and are released after the end of each year of service. Shares related to missed meetings or for termination are forfeited to the Company. A committee of the board determined the fair value at the date of issue. During 1999 and 1998, a total of 10,800 and 64,600 shares, respectively, were issued under the Plan. Amortization of compensation cost in 1999 and 1998 amounted to $106,800 and $18,600, respectively.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

The Company's and the Bank's directors and their associates, including companies and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of the Company. The following is a summary of loan activity with these persons for the years ended December 31, 1999, 1998, and 1997:

                                       1999            1998            1997
                                       ----            ----            ----

Balances at beginning of period    $ 12,139,003    $ 10,550,806    $         --
Balances related to directors
   elected during 1999                3,100,453              --              --
Advances                             11,069,541      11,679,984      12,507,324
Repayment                           (13,128,622)    (10,091,787)     (1,956,518)
                                   ------------    ------------    ------------

Balances at end of year            $ 13,180,375    $ 12,139,003    $ 10,550,806
                                   ============    ============    ============

The Company also has deposit activities with related parties in the normal course of business which amounted to $12,441,002, $4,249,597, and $3,735,935 at December 31, 1999, 1998, and 1997, respectively.

During 1998, the Company entered into a lease agreement with a partnership for certain land to be used for a branch site. Two partners are members of the Company's Board of Directors. Lease expense recognized during 1998 for the agreement was approximately $6,600. During 1999, the land was purchased for $521,000. The two Directors sold the land at their cost (unaudited).

Other transactions are described in the Summary of Significant Accounting Policies.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

Cash disbursed for interest for the years ended December 31, 1999, 1998, and 1997, was $5,806,889, $4,244,631, and $1,064,790, respectively. Cash disbursed for income taxes was $2,286,000 for the year ended December 31, 1999, and $1,969,000 for the year ended December 31, 1998, and was not significant for the year ended December 31, 1997.

During the year ended December 31, 1999, noncash investing activities consisted of the recognition as a component of comprehensive income the net unrealized holding loss on available-for-sale securities of $(31,074) net of deferred taxes of $(16,007).

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION (Continued)

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

Other noncash transactions during 1999 and 1998 included the issuance of 10,800 and 64,600, respectively, of shares of common stock under a directors' stock compensation plan. Other noncash transactions during 1997 included the retirement of treasury stock having a carrying value of approximately $2,325,700, a stock split effected in the form of a dividend of 77.4372-for-1, the reduction in par value from $10 to $1 and the transfer of investments of approximately $6,436,000 from the held-to-maturity category to the available-for-sale category in connection with the acquisition previously discussed.

NOTE 8 - LEASE COMMITMENTS

The Company leases certain land and office space under noncancelable operating leases expiring in various years through 2027. Certain leases contain renewal options from five to ten years based on existing or escalated terms. Future minimum lease payments under these leases are as follows:

2000                                                   $  225,856
2001                                                      228,466
2002                                                      207,564
2003                                                      186,539
2004                                                      128,219
Later years                                               505,500
                                                       ----------
Total                                                  $1,482,144
                                                       ==========

Total rental expenses for the years ended December 31, 1999, 1998, and 1997 were approximately $242,000, $161,000, and $59,700, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Unfunded loan commitments and letters of credit at December 31, 1999, were approximately $101,635,000 and $3,997,000, respectively. Management does not anticipate any losses as a result of these transactions.

Like most entities, the Company may be exposed to risks associated with Year 2000 dating problems. This problem affects computer software and hardware; transactions with customers,

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

vendors and other entities; and equipment dependent on microchips. The Company recognizes that Year 2000 dating problems pose a risk beyond January 1, 2000, as errors may not become evident until after that date. The Company has performed the remediation steps it believes necessary to address Year 2000 dating problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Company's financial condition and results of operations. The Company does not believe any significant Year 2000 dating problems have occurred.

At December 31, 1999, the Company had commitments to purchase bank premises and equipment of $992,000.

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

                                     1999                                1998                                   1997
                      ----------------------------------  -----------------------------------   ------------------------------------
                       Income      Shares      Per-share   Income       Shares     Per-share      Income        Shares     Per-share
                      numerator  denominator    amount    numerator   denominator   amount       numerator    denominator   amount
                      ---------  -----------    ------    ---------   -----------  ---------     ---------    -----------   ------
Basic EPS            $4,092,725   13,406,764  $   0.31   $3,304,303   13,344,130   $     0.25   $(1,981,415)   4,824,792   $  (0.41)
Effect of dilutive
   stock options             --      214,159                     --      166,000                         --           --
                     ----------   ----------             ----------   ----------                -----------    ---------
Diluted EPS          $4,092,725   13,620,923  $   0.30   $3,304,303   13,510,130   $     0.24   $(1,981,415)   4,824,792   $  (0.41)
                     ==========   ==========             ==========   ==========                ===========    =========

NOTE 11 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying these methods and assumptions to the financial instruments, and limitations inherent in fair value estimates:

Commitments to Extend Credit

Generally, the Bank enters into commitments to extend credit at adjustable interest terms. Accordingly, the commitment amount is a reasonable estimate of fair value.

Cash, Due from Banks, and Federal Funds Sold

These assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Investment Securities

For investment securities, excluding restricted equity securities, fair value is equal to the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or bid quotations received from securities dealers. The

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 11 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
     (Continued)

carrying value of restricted equity securities approximates fair values. Securities available-for-sale had a carrying value (which approximates fair value) of approximately $6,723,000 and $7,303,000 at December 31, 1999 and 1998, respectively.

Loans

Fair values of loans are estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying values of loans, net of the allowance for loan losses, were $257,722,815 and $183,550,924, at December 31, 1999 and 1998, respectively. The fair values of loans at those dates were approximately the same as carrying values.

Deposits

The fair value of demand deposits, both interest and noninterest bearing, and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. At December 31, 1999 and 1998, the carrying values of deposits were $251,967,653 and $205,139,114. The fair values of deposits at those dates were approximately the same as carrying values.

Limitations

Fair value estimates are made at a specific time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 12 - RETIREMENT PLAN

Effective January 1, 1999, the Company adopted a 401(k) plan that covers substantially all eligible employees. The Company matches certain employee contributions and may also make other contributions to the plan. Contributions of approximately $63,000 were made for the year ended December 31, 1999.

NOTE 13 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 13 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (given in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as stated in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                     To be well
                                                                                                   capitalized under
                                                                              For capital          prompt corrective
                                                          Actual           adequacy purposes       action provisions
                                                    -------------------    ------------------     -------------------
                                                    Amount        Ratio    Amount       Ratio     Amount        Ratio
                                                    ------        -----    ------       -----     ------        -----
As of December 31, 1999
   Total Capital (to Risk-Weighted Assets):
                         Tejas Bancshares, Inc.   $48,625,652     18.79% $20,706,927    >=8.0%     N/A
                         The Bank                  47,809,951     18.47%  20,703,376    >=8.0%  $25,879,220   >=10.0%
   Tier I Capital (to Risk-Weighted Assets):
                         Tejas Bancshares, Inc.   $45,360,764     17.52% $10,353,463    >=4.0%     N/A
                         The Bank                  44,545,610     17.21%  10,351,688    >=4.0%  $15,527,532    >=6.0%
   Tier I Capital (to Average Assets):
                         Tejas Bancshares, Inc.   $45,360,764     17.01% $10,665,923    >=4.0%     N/A
                               The Bank            44,545,610     16.71%  10,665,103    >=4.0%  $13,332,629    >=5.0%
As of December 31, 1998
   Total Capital (to Risk-Weighted Assets):
                         Tejas Bancshares, Inc.   $43,652,000     21.80% $15,986,000    >=8.0%     N/A
                         The Bank                  42,864,000     21.50%  15,986,000    >=8.0%  $19,983,000   >=10.0%
   Tier I Capital (to Risk-Weighted Assets):
                         Tejas Bancshares, Inc.   $41,140,000     20.60% $ 7,993,000    >=4.0%     N/A
                         The Bank                  40,352,000     20.20%   7,993,000    >=4.0%  $11,990,000    >=6.0%
   Tier I Captal (to Average Assets):
                         Tejas Bancshares, Inc.   $41,140,000     17.00% $ 7,251,000    >=4.0%     N/A
                         The Bank                  40,352,000     16.70%   7,251,000    >=4.0%  $12,085,000    >=5.0%

There are certain regulatory guidelines on the amount of dividends that the Bank can pay to the Company. These guidelines do not currently have a significant effect on the amount of dividends paid by the Bank. The Bank also must maintain certain daily reserve balances as required by the Board of Governors of the Federal Reserve System. For the years ended December 31, 1999 and 1998, the Bank maintained average cash and due-from-bank balances of approximately $5,582,000 and $3,872,000, respectively, to satisfy those requirements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets, statements of operations and comprehensive income, and cash flows for Tejas Bancshares, Inc. (parent only), follow:

Condensed Balance Sheets

                                                       1999              1998
                                                       ----              ----
ASSETS
    Cash on deposit with Bank                      $   680,227       $   713,621
    Investment in Bank                              44,551,610        40,377,011
    Current tax receivable                              86,291            73,832
    Deferred tax benefit                                42,636                --
                                                   -----------       -----------

TOTAL ASSETS                                       $45,360,764       $41,164,464
                                                   ===========       ===========

STOCKHOLDERS' EQUITY                               $45,360,764       $41,164,464
                                                   ===========       ===========

Condensed Statements of Operations and Comprehensive Income

                                            1999          1998           1997
                                            ----          ----           ----
INCOME - dividend received from
 Bank                                   $       --    $       --    $   632,938
EXPENSES - other                           106,948       143,322        (82,417)
EQUITY IN  UNDISTRIBUTED
 INCOME (LOSS) OF BANK                   4,199,673     3,447,625      2,531,936
                                        ----------    ----------    -----------

NET EARNINGS (LOSS)                      4,092,725     3,304,303     (1,981,415)
OTHER COMPREHENSIVE
INCOME                                      31,074        11,681         24,593
                                        ----------    ----------    -----------
NET EARNINGS (LOSS) AND
COMPREHENSIVE INCOME                    $4,061,651    $3,292,622    $(1,956,822)
                                        ==========    ==========    ===========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

                                                                  1999           1998            1997
                                                              -----------    -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings (loss)                                           $ 4,092,725    $ 3,304,303    $ (1,981,415)
Adjustments to reconcile net earnings (loss)
  to net cash provided (used) by operating
  activities:
        Equity in undistributed loss (income) of Bank          (4,199,673)    (3,447,625)      2,531,936
        Amortization of deferred directors' compensation
            compensation                                          106,800         18,660              --
        Change in current tax receivable                          (12,459)       (73,832)             --
        Other                                                     (42,636)        28,021              --
                                                              -----------    -----------    ------------

           Net cash provided (used) by operating activities       (55,243)      (170,533)        550,521

CASH FLOWS FROM INVESTING ACTIVITIES

        Investment in Force                                        (6,000)            --              --
                                                              -----------    -----------    ------------
            Net cash used by investing activities                  (6,000)            --              --

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of treasury stock                                             --             --      (2,163,692)
Proceeds from exercise of stock options                            27,849             --              --
Proceeds from sale of common stock,
   net of issue costs of $159,558                                      --             --      39,840,444
Cash investment in Bank                                                --             --     (37,400,000)
Proceeds from loan to stockholder                                      --             --       1,000,000
Repayment of loan to stockholder                                       --             --      (1,000,000)
                                                              -----------    -----------    ------------
         Net cash provided by financing activities                 27,849             --         276,752
                                                              -----------    -----------    ------------
         Increase (decrease) in cash                              (33,394)       170,533         827,273

CASH, BEGINNING OF YEAR                                           713,621        884,154          56,881
                                                              -----------    -----------    ------------
CASH, END OF YEAR                                             $   680,227    $   713,621    $    884,154
                                                              ===========    ===========    ============

                                  EXHIBIT LIST

   Number                   Description

   3.1     Restated Articles of Incorporation of Tejas Bancshares, Inc.*
   3.2     Amended and Restated Bylaws of Tejas Bancshares, Inc.*
   10.1    Tejas Bancshares, Inc., 1999 Incentive Stock Plan**
   21.1    Subsidiaries of Tejas Bancshares, Inc.
   27.1    Financial Data Schedule

----------
* Incorporated by reference from the Company's Registration Statement on Form 10 dated April 10, 1998.

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998