Form 10-Q
period 2000-03-31
TEJAS BANCSHARES INC
filed 2000-05-15
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2000

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



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes _X_ No ___ (2) Yes _X_ No___


As of March 31, 2000, 13,414,667 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.



                                      INDEX


                                                                            Page

Part I.  Financial Information

Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets
            at March 31, 2000 and December 31, 1999                            1

         Condensed Consolidated Statements of Operations and Comprehensive
              Income for the three-month periods ended
              March 31, 2000 and 1999                                          2

         Condensed Consolidated Statements of Cash Flows for the
              three-month periods ended March 31, 2000 and 1999                3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2:  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                        6


Part II. Other Information                                                    13

Signatures                                                                    14

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                March 31, 2000 and December 31, 1999 (Unaudited)

                                     ASSETS

                                                                  March 31,          December 31,
                                                                    2000                1999*
                                                                -------------       -------------
Cash and due from banks                                         $  18,212,231       $  20,711,268
Federal funds sold                                                       --             4,350,000
Securities available-for-sale                                       6,638,993           6,723,147

Loans                                                             275,702,107         262,247,493
Less allowance for loan losses                                     (4,978,462)         (4,524,678)
                                                                -------------       -------------
      Loans, net                                                  270,723,645         257,722,815
                                                                -------------       -------------

Bank premises and equipment, net                                    5,037,477           4,353,326
Accrued interest receivable                                         4,008,405           3,234,949
Net deferred tax asset                                              1,821,647           1,719,300
Other assets                                                          282,263             226,591

                                                                -------------       -------------
TOTAL ASSETS                                                    $ 306,724,661       $ 299,041,396
                                                                =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing                           $  69,553,934       $  70,029,027
         Demand - interest bearing                                 90,941,434          89,490,720
         Time and savings                                          97,287,515          92,447,906
                                                                -------------       -------------
            Total deposits                                        257,782,883         251,967,653
                                                                -------------       -------------

      Accrued interest payable                                      1,072,925             879,291
      Federal income taxes payable                                    664,626             206,181
      Other liabilities                                               715,610             627,507
                                                                -------------       -------------
            Total liabilities                                     260,236,044         253,680,632
                                                                -------------       -------------

STOCKHOLDERS' EQUITY
      Common stock                                                 13,414,667          13,418,017
      Paid-in capital                                              26,513,993          26,532,993
      Retained earnings                                             6,839,854           5,743,180
      Accumulated other comprehensive income                           (4,197)             (6,426)
      Deferred directors' compensation                               (275,700)           (327,000)
                                                                -------------       -------------
            Total stockholders' equity                             46,488,617          45,360,764
                                                                -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 306,724,661       $ 299,041,396
                                                                =============       =============


* Condensed from audited financial statements.



               These condensed financial statements should be read
              only in connection with the accompanying notes to the
                         condensed financial statements.


                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
                Three-month periods ended March 31, 2000 and 1999

                                                      Three-month periods ended
                                                                March 31,
                                                     ----------------------------
                                                         2000             1999
                                                     -----------      -----------
INTEREST INCOME AND FEES
     Interest and fees on loans                      $ 5,644,604      $ 3,911,959
     Interest and dividends on
       investment securities                              93,980          100,335
     Interest on federal funds sold                       78,092          344,226
                                                     -----------      -----------
            Total interest income                      5,816,676        4,356,520
INTEREST EXPENSE                                       1,927,229        1,308,353
                                                     -----------      -----------
            Net interest income                        3,889,447        3,048,167
PROVISION FOR LOAN LOSSES                                450,000          330,000
                                                     -----------      -----------
            Net interest income after provision
              for loan losses                          3,439,447        2,718,167
OTHER OPERATING INCOME
     Service charges                                     398,631          247,358
     Other                                               170,930          116,795
                                                     -----------      -----------
            Total other operating income                 569,561          364,153
OTHER OPERATING EXPENSES
     Salaries and employee benefits                    1,195,972          930,794
     Depreciation                                        125,879           96,057
     Advertising                                         100,826           80,771
     Occupancy expense                                    94,421          104,663
     Federal Deposit Insurance Corporation
       premiums, net                                      11,975            5,346
     Professional fees                                    52,410           42,790
     Supplies, stationary and office expenses            138,685           85,002
     Taxes other than on income and salaries              75,468           22,500
     Data processing                                     256,032          203,841
     Postage                                              55,125           43,512
     Other                                               240,590          202,548
                                                     -----------      -----------
            Total other operating expenses             2,347,383        1,817,824
                                                     -----------      -----------
            Earnings before income taxes               1,661,625        1,264,496
INCOME TAXES                                             564,951          429,929
                                                     -----------      -----------
NET EARNINGS                                           1,096,674          834,567
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains (losses)
       on securities, net of tax                           2,229           (8,977)
                                                     -----------      -----------
COMPREHENSIVE INCOME                                 $ 1,098,903      $   825,590
                                                     ===========      ===========

NET EARNINGS PER SHARE-Basic                         $      0.08      $      0.06
                                                     ===========      ===========

NET EARNINGS PER SHARE-Diluted                       $      0.08      $      0.06
                                                     ===========      ===========

               These condensed financial statements should be read
              only in connection with the accompanying notes to the
                         condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three-month periods ended March 31, 2000 and 1999

                                                                                     Three-month periods
                                                                                        ended March 31,
                                                                               ------------       ------------
                                                                                    2000               1999
                                                                               ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                              $  1,096,674       $    834,567
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
             Depreciation                                                           125,879             96,057
             Deferred income taxes                                                 (103,495)          (112,200)
             Amortization of deferred directors' compensation                        26,700             26,400
             Provision for loan losses                                              450,000            330,000
             Amortization of premium  or (accretion) of
                 discount relating to investment securities, net                      3,302              6,533
             Changes in:
                 Accrued interest receivable                                       (773,456)          (231,385)
                 Other assets                                                       (55,672)            55,175
                 Accrued interest payable                                           193,634             23,885
                 Federal income taxes payable                                       458,445            457,129
                 Other liabilities                                                   88,103            110,985
                                                                               ------------       ------------
                     Net cash provided by operating activities                    1,510,114          1,597,146
                                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                            2,255,010          1,309,664
     Purchases of securities available-for-sale                                  (2,170,781)        (1,107,391)
     Change in loans to customers                                               (13,450,830)        (4,517,834)
     Expenditures for bank premises and equipment                                  (810,030)          (292,179)
                                                                               ------------       ------------
                     Net cash used by investing activities                      (14,176,631)        (4,607,740)
                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                     5,815,230          3,349,629
     Proceeds from the exercise of stock options                                      2,250              2,550
                                                                               ------------       ------------
                     Net cash provided by financing activities                    5,817,480          3,352,179
                                                                               ------------       ------------
                     Net increase (decrease) in cash and cash equivalents        (6,849,037)           341,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 25,061,268         50,113,175
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 18,212,231       $ 50,454,760
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
During the three-months ended March 31, 2000, pursuant to the Company's Directors' Stock Compensation Plan, 4,100 shares of common stock (total value of $24,600) were forfeited by directors for missed meetings.




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


                                                           2000                                          1999
                                      --------------------------------------------      ------------------------------------------
                                          Income          Shares        Per share        Income         Shares          Per share
                                         numerator      denominator       amount        numerator     denominator         amount
                                      ------------      ----------      ----------      ---------     -----------      -----------
Year Ended:
Basic EPS                             $  1,096,674      13,415,104      $     0.08      $834,567       13,398,182      $     0.06
Effect of dilutive
   stock options                                --         213,284                            --          220,050
                                      ------------      ----------                      --------       ----------
Diluted EPS                           $  1,096,674      13,628,388      $     0.08      $834,567       13,618,232      $     0.06
                                      ============      ==========                      ========       ==========




(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the three months ended March 31, 2000 the Company granted 5,000 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.

(4)  New Banking Center

     During the first quarter of 2000, the Company opened a new banking center at 45th and Coulter in Amarillo.














            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month Periods Ended March 31, 2000 as Compared to the Three-Month Periods Ended March 31, 1999:


                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) incurred net earnings for the three-month period ended March 31, 2000 of $1,096,674 as compared to earnings of $834,567 for the three-month period ended March 31, 1999. The increase in earnings for 2000 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the three-month period ended March 31, 2000 and 1999 was 1.45% and 1.36%, respectively, and return on average equity was 9.56% and 8.10%, respectively.


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

During the three-month periods ended March 31, 2000 and 1999 net interest income was $3,889,447, and $3,048,167, respectively. The increase in net interest income from 1999 to 2000 of $841,280 (27.60%) is primarily due to an increase in average interest-earning assets of approximately $48,958,500, net of an increase in average interest-bearing liabilities of approximately $33,585,800.

The following table sets forth the average consolidated balance sheets of the Company and subsidiary for the three-month periods ended March 31, 2000 and 1999 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                                 2000                                           1999
                                           ------------------------------------------    -------------------------------------------
                                              Average            Total        Average        Average            Total        Average
                                             Balance(1)         Interest        Rate         Balance(1)        Interest       Rate
                                           -------------      -------------   -------    -------------     -------------     -------
INTEREST-EARNING ASSETS
    Loans
      Commercial and agricultural          $ 133,914,437      $   2,812,282      8.45%     $ 108,007,689     $   2,287,204     8.59%
      Real estate - mortgage                 104,675,179          2,239,406      8.60%        70,079,445         1,328,939     7.69%
      Installment loans to individuals        25,297,091            592,916      9.43%        12,695,833           295,816     9.45%
                                           -------------      -------------      ----      -------------     -------------     ----
        Total loans                          263,886,707          5,644,604      8.60%       190,782,967         3,911,959     8.32%

    Securities taxable                         6,686,243             93,980      5.65%         7,191,684           100,335     5.66%
    Federal funds sold and other
      interest-earning assets                  5,630,220             78,092      5.58%        29,270,000           344,226     4.77%
                                           -------------      -------------      ----      -------------     -------------     ----
        Total interest-earning assets        276,203,170          5,816,676      8.47%       227,244,651         4,356,520     7.77%

NONINTEREST-EARNING ASSETS
      Cash and due from banks                 21,757,628                                      18,599,022
      Other assets                            10,279,812                                       6,639,188
      Less:  allowance for loan losses        (4,688,125)                                     (3,769,122)
                                           -------------                                   --------------
        Total                              $ 303,552,485                                   $ 248,713,739
                                           =============                                   ==============


INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand              $  35,844,103      $     182,548      2.05%     $  33,030,921     $     130,982     1.61%
      Money market deposits                   55,905,203            527,653      3.80%        44,338,545           313,597     2.87%
      Other savings deposits                   5,682,407             31,478      2.23%         4,678,243            23,155     2.01%
      Time deposits                           85,683,422          1,152,195      5.41%        69,745,328           840,619     4.89%
      Federal funds purchased                  2,263,736             33,355      5.93%                --                --       --
                                           -------------      -------------      ----      -------------     -------------     ----
        Total interest-bearing
          liabilities                        185,378,871          1,927,229      4.18%       151,793,037         1,308,353     3.50%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                         70,039,979                                      53,872,746
      Other                                    1,998,216                                       1,263,189
      Stockholders' equity                    46,135,419                                      41,784,767
                                           -------------                                   -------------
        Total                              $ 303,552,485                                   $ 248,713,739
                                           =============                                   =============

Net interest income                                           $   3,889,447                                  $   3,048,167
                                                              =============                                  =============
Net yield on earning assets                                                      5.66%                                         5.44%
                                                                                 ====                                          ====


----------
(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three-month periods for 2000 increased by $205,408 (56%), due to increased activity on deposit accounts. Other operating expenses increased during the three-month periods for 2000 by $529,559 (29%). The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1999 to 2000 and increases in costs to conduct banking operations, primarily data processing and depreciation.


                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first three-month period of 2000, the weighted average yield on taxable securities was 5.65% as compared to 5.66% during 1999. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at March 31, 2000 and December 31, 1999 were as follows:


                                                       March 31, 2000         December 31, 1999
                                                 -----------------------   -----------------------
                                                  Amortized                             Amortized
                                                     Cost       Market         Cost       Market
                                                 ----------   ----------   ----------   ----------
Treasury securities                              $2,170,782   $2,170,782   $2,203,191   $2,199,312
Government agencies                               1,825,281    1,815,415    1,826,368    1,817,992
Mortgage-backed securities                        1,433,615    1,437,121    1,487,649    1,490,168
Other securities                                  1,215,675    1,215,675    1,215,675    1,215,675
                                                 ----------   ----------   ----------   ----------
Total securities                                 $6,645,353   $6,638,993   $6,732,883   $6,723,147
                                                 ==========   ==========   ==========   ==========



                                 Loan Portfolio

At March 31, 2000 and December 31, 1999 net loans accounted for 88.3% and 86.2%, respectively, of total assets.

The amount of loans outstanding at March 31, 2000 and December 31, 1999 are shown in the following table according to type of loans:

                                                   March 31,     December 31,
                                                     2000           1999
                                                 ------------   ------------
Commercial                                       $108,254,122   $ 94,893,660
Agricultural                                       37,095,686     39,265,713
Real estate
   Commercial                                      73,594,875     80,150,036
   1-4 single family                               27,834,664     25,750,839
Installment loans to individuals                   26,986,625     20,580,564
Student Loans                                       1,936,135      1,606,681

                                                 ------------   ------------
      Total                                      $275,702,107   $262,247,493
                                                 ============   ============

                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2000 and 1999:

                                                      2000             1999
                                                   -----------      -----------
Balance of allowance for loan
   losses at the beginning of period               $ 4,524,678      $ 3,625,435
Provision charged to operations                        450,000          330,000
Charge-offs                                               (507)          (4,760)
Recoveries                                               4,291           23,260
                                                   -----------      -----------
Balance at end of period                           $ 4,978,462      $ 3,973,935
                                                   ===========      ===========


The Bank had no significant nonaccrual, past due or restructured loans at March 31, 2000. Management is not aware of any other loans in which it has serious doubts as to the ability of the borrower to comply with present loan repayment terms.

Additions to the allowance for loan losses, which are recorded as the provision for loan losses on the Company's statements of operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan-loss experience, the amount of loan losses actually charged-off or recovered during a given period, and current and anticipated economic conditions. The Company believes that it is conservative in the identification and charge-off of problems and, in certain instances, the Company has received recoveries on loans that were previously charged-off.

At March 31, 2000 and December 31, 1999, the allowance for loan losses was $4,978,462 and $4,524,678 respectively, which represented 1.81% and 1.73% of outstanding loans at those respective dates.

During the three-month periods ended March 31, 2000 and 1999, the Company recorded provisions for loan losses of $450,000 and $330,000, respectively. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.


 The Company and the Bank exceeded their regulatory capital ratio at March 31, 2000, as set forth in the following table.

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                            For Capital          Prompt Corrective
                                       Actual            Adequacy Purposes       Action Provisions
                                --------------------   ---------------------   ----------------------
                                  Amount      Ratio      Amount       Ratio     Amount         Ratio
                               -----------   -------    --------     -------   --------        ------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.   $49,854,297    18.66%   $21,370,000   >/= 8.0    N/A
      The Bank                  49,042,188    18.36%    21,369,000   >/= 8.0    26,711,000   >/= 10.0

   Tier I Capital:
      Tejas Bancshares, Inc.   $46,494,976    17.41%   $10,685,000   >/= 4.0    N/A
      The Bank                  45,683,056    17.10%    10,684,000   >/= 4.0    16,027,000   >/= 6.0

To Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.   $46,494,976    15.32%   $12,141,000   >/= 4.0    N/A
      The Bank                  45,683,056    15.05%    12,140,000   >/= 4.0    15,176,000   >/= 5.0


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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's funds-sold position, its primary source of liquidity, averaged approximately $5,630,000 during the three-month period ended March 31, 2000. Additionally, the Company has $40,000,000 in funds purchased lines available from correspondent banks. During 2000, amounts outstanding on such lines averaged approximately $2,264,000. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangement whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations in the range of $75 million to $80 million could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits and other interest-bearing liabilities were $255,418,850 and $205,665,783 during the three-month periods for 2000 and 1999, respectively. Average interest-bearing deposits were $185,378,871 in 2000 as compared to $151,793,037 in 1999.

The average daily amount of deposits and rates paid on savings deposits are summarized for the three-months ended March 31, 2000 and 1999 as indicated in the following table:


                                                 2000                              1999
                                      ---------------------------      ---------------------------
                                           Amount           Rate            Amount          Rate
                                      ------------------  -------      ---------------    --------
Deposits
  Noninterest-bearing demand           $ 70,039,979         0.00%     $   53,872,746        0.00%
   Interest-bearing demand               35,844,103         2.05%         33,030,921        1.61%
   Money market deposits                 55,905,203         3.80%         44,338,545        2.87%
   Other savings deposits                 5,682,407         2.23%          4,678,243        2.01%
   Time deposits                         85,683,422         5.41%         69,745,328        4.89%
       Total Deposits                   253,155,114                      205,665,783
Other Interest bearing Liabilities
   Federal funds purchased                2,263,736         5.93%                 --          --

                                       ------------                   --------------
      Total                            $255,418,850                   $  205,665,783
                                       ============                   ==============

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
1.       Election of directors

The annual meeting of stockholders of the Company was held on March 7, 2000. At this meeting, the individuals named below were elected to the Board of Directors of the Company to serve until the next annual meeting of the stockholders of the
Company:

                                                    Number of Shares

                                              For                   Withhold

         Don Powell                       8,837,453                  12,729
         William H. Attebury              8,837,453                  12,729
         Danny H. Conklin                 8,837,453                  12,729
         Wales H. Madden, Jr.             8,837,453                  12,729
         Jay O'Brien                      8,837,453                  12,729




Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27 Financial Data Schedule for March 31, 2000

     (b)  Reports on Form 8-K

          No Form 8-K was filed with the SEC during the quarter ended March 31, 2000.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEJAS BANCSHARES, INC.


DATE:  May 11, 2000                    BY:    /s/ Donald E. Powell
                                       -------------------------------------
                                          Donald E. Powell, Chief Executive
                                          Officer


DATE:  May 11, 2000                    BY:    /s/ Jack Hall
                                       ------------------------------------
                                          Jack Hall, Chief Financial Officer