Form 10-Q
period 2000-06-30
TEJAS BANCSHARES INC
filed 2000-08-11
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

                     [_] TRANSITION REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                                   ----------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes __X__   No _____         (2) Yes __X__    No _____

As of June 30, 2000, 13,415,267 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.

                                      INDEX

                                                                            Page

Part I. Financial Information

Item 1: Financial Statements:

        Condensed Consolidated Balance Sheets
          at June 30, 2000 and December 31, 1999                              1

        Condensed Consolidated Statements of Operations and Comprehensive
          Income for the three-month and six-month periods ended
          June 30, 2000 and 1999                                              2

        Condensed Consolidated Statements of Cash Flows for the
          six-month periods ended June 30, 2000 and 1999                      3

        Notes to Condensed Consolidated Financial Statements                  4

Item 2: Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                           6

Part II.  Other Information                                                  13

Signatures                                                                   14

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                       June 30, 2000 and December 31, 1999

                                     ASSETS
                                                  June 30,         December 31,
                                                    2000               1999*
                                               -------------      -------------
Cash and due from banks                        $  16,306,690      $  20,711,268
Federal funds sold                                   940,000          4,350,000
Securities available-for-sale                      6,545,458          6,723,147

Loans                                            298,209,294        262,247,493
Less allowance for loan losses                    (5,429,247)        (4,524,678)
                                               -------------      -------------
   Loans, net                                    292,780,047        257,722,815
                                               -------------      -------------

Bank premises and equipment, net                   5,117,159          4,353,326
Accrued interest receivable                        5,015,471          3,234,949
Net deferred tax asset                             1,995,344          1,719,300
Other assets                                         313,276            226,591

                                               -------------      -------------
TOTAL ASSETS                                   $ 329,013,445      $ 299,041,396
                                               =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
      Demand - noninterest bearing             $  73,573,193      $  70,029,027
      Demand - interest bearing                   89,201,783         89,490,720
      Time and savings                           103,415,218         92,447,906
                                               -------------      -------------
         Total deposits                          266,190,194        251,967,653
                                               -------------      -------------

   Federal funds purchased                        12,800,000               --
   Accrued interest payable                        1,380,867            879,291
   Federal income taxes payable                       95,245            206,181
   Other liabilities                                 745,257            627,507
                                               -------------      -------------
         Total liabilities                       281,211,563        253,680,632
                                               -------------      -------------

STOCKHOLDERS' EQUITY
   Common stock                                   13,415,267         13,418,017
   Paid-in capital                                26,515,193         26,532,993
   Retained earnings                               8,129,809          5,743,180
   Accumulated other comprehensive income            (11,187)            (6,426)
   Deferred directors' compensation                 (247,200)          (327,000)
                                               -------------      -------------
         Total stockholders' equity               47,801,882         45,360,764
                                               -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 329,013,445      $ 299,041,396
                                               =============      =============

* Condensed from audited financial statements.


     These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Unaudited)
         Three-month and six-month periods ended June 30, 2000 and 1999

                                                  Three-month periods ended           Six-month periods ended
                                                           June 30,                           June 30,
                                               ------------------------------      ------------------------------
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
INTEREST INCOME AND FEES
  Interest and fees on loans                   $  6,397,240      $  4,036,309      $ 12,041,844      $  7,948,268
  Interest and dividends on
    investment securities                            99,962            97,298           193,942           197,633
  Interest on federal funds sold                      9,850           347,245            87,942           691,471
                                               ------------      ------------      ------------      ------------
      Total interest income                       6,507,052         4,480,852        12,323,728         8,837,372
INTEREST EXPENSE                                  2,353,807         1,289,306         4,281,036         2,597,659
                                               ------------      ------------      ------------      ------------
      Net interest income                         4,153,245         3,191,546         8,042,692         6,239,713
PROVISION FOR LOAN LOSSES                           450,000           330,000           900,000           660,000
                                               ------------      ------------      ------------      ------------
      Net interest income after provision
        for loan losses                           3,703,245         2,861,546         7,142,692         5,579,713
OTHER OPERATING INCOME
  Service charges                                   429,527           274,849           828,158           522,207
  Other                                             206,952           161,085           377,882           277,880
                                               ------------      ------------      ------------      ------------
      Total other operating income                  636,479           435,934         1,206,040           800,087
OTHER OPERATING EXPENSES
  Salaries and employee benefits                  1,129,529           963,859         2,325,501         1,894,653
  Depreciation                                      176,434            99,283           302,313           195,340
  Advertising                                        88,388            64,349           189,214           145,120
  Occupancy expense                                 112,918           102,823           207,339           207,486
  Federal Deposit Insurance Corporation
    premiums, net                                    12,370             5,672            24,345            11,018
  Professional fees                                  38,910            47,060            91,320            89,850
  Supplies, stationary and office expenses          204,414            98,862           343,099           183,864
  Taxes other than on income and salaries            75,000            23,088           150,468            45,588
  Data processing                                   224,444           227,462           480,476           431,303
  Postage                                            43,449            43,590            98,574            87,102
  Other                                             279,391           229,101           519,981           431,649
                                               ------------      ------------      ------------      ------------
      Total other operating expenses              2,385,247         1,905,149         4,732,630         3,722,973
                                               ------------      ------------      ------------      ------------
      Earnings before income taxes                1,954,477         1,392,331         3,616,102         2,656,827
INCOME TAXES                                        664,522           473,392         1,229,473           903,321
                                               ------------      ------------      ------------      ------------
NET EARNINGS                                      1,289,955           918,939         2,386,629         1,753,506
OTHER COMPREHENSIVE INCOME
  Change in unrealized gains (losses)
    on securities, net of tax                        (6,990)          (11,042)           (4,761)          (20,019)
                                               ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME                           $  1,282,965      $    907,897      $  2,381,868      $  1,733,487
                                               ============      ============      ============      ============

NET EARNINGS PER SHARE-Basic                   $       0.10      $       0.07      $       0.18      $       0.13
                                               ============      ============      ============      ============

NET EARNINGS PER SHARE-Diluted                 $       0.09      $       0.07      $       0.18      $       0.13
                                               ============      ============      ============      ============


     These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six-month periods ended June 30, 2000 and 1999

                                                                   Six-month periods
                                                                    ended June 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                              $  2,386,629      $  1,753,506
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                               302,313           195,340
      Deferred income taxes                                     (273,591)          (36,366)
      Amortization of deferred directors' compensation            55,200            53,400
      Provision for loan losses                                  900,000           660,000
      Amortization of premium  or (accretion) of
        discount relating to investment securities, net           (3,246)           11,312
      Changes in:
        Accrued interest receivable                           (1,780,522)         (787,818)
        Other assets                                             (86,685)          (93,381)
        Accrued interest payable                                 501,576           169,473
        Federal income taxes payable                            (110,936)          (66,994)
        Other liabilities                                        117,750           151,475
                                                            ------------      ------------
          Net cash provided by operating activities            2,008,488         2,009,947
                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and pay-downs on
    securities available-for-sale                              2,836,367         1,448,172
  Purchases of securities available-for-sale                  (2,662,646)       (1,107,391)
  Change in loans to customers                               (35,957,232)      (17,378,961)
  Expenditures for bank premises and equipment                (1,066,146)         (984,459)
                                                            ------------      ------------
          Net cash used by investing activities              (36,849,657)      (18,022,639)
                                                            ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                    14,222,541         8,346,283
  Net increase in federal funds purchased                     12,800,000              --
  Proceeds from the exercise of stock options                      4,050            26,499
                                                            ------------      ------------
          Net cash provided by financing activities           27,026,591         8,372,782
                                                            ------------      ------------
          Net decrease in cash and cash equivalents           (7,814,578)       (7,639,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              25,061,268        50,113,175
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 17,246,690      $ 42,473,265
                                                            ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

During the six-months ended June 30, 2000, pursuant to the Company's Directors' Stock Compensation Plan, 4,100 shares of common stock (total value of $24,600) were forfeited by directors for missed meetings.


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

                                                    2000                                          1999
                                -----------------------------------------     -----------------------------------------
                                   Income        Shares        Per share        Income         Shares        Per share
                                 numerator     denominator      amount         numerator     denominator      amount
                                ----------     ----------     -----------     ----------     ----------     -----------
Six-months ended June 30:
Basic EPS                       $2,386,629     13,415,101     $      0.18     $1,753,506     13,401,577     $      0.13
Effect of dilutive
  stock options                       --          209,859                           --          216,609
                                ----------     ----------                     ----------     ----------
Diluted EPS                     $2,386,629     13,624,960     $      0.18     $1,753,506     13,618,186     $      0.13
                                ==========     ==========                     ==========     ==========

Three-months ended June 30:
Basic EPS                       $1,289,955     13,415,098     $      0.10     $  918,939     13,404,935     $      0.07
Effect of dilutive
  stock options                       --          209,859                           --          216,609
                                ----------     ----------                     ----------     ----------
Diluted EPS                     $1,289,955     13,624,957     $      0.09     $  918,939     13,621,544     $      0.07
                                ==========     ==========                     ==========     ==========

(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the six months ended June 30, 2000 the Company granted 5,000 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.

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

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month and Six-Month Periods Ended June 30, 2000 as Compared to the Three-Month and Six-Month Periods Ended June 30, 1999:

                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) reported net earnings for the three-month period ended June 30, 2000 of $1,289,955 as compared to earnings of $918,939 for the three-month period ended June 30, 1999. The Company's net earnings were $2,386,629 for the six-month period ended June 30, 2000 as compared earnings of $1,753,506 for the six-month period ended June 30, 1999. The increase in earnings for 2000 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the six-month period ended June 30, 2000 and 1999 was 1.53% and 1.40%, respectively, and return on average equity was 10.27% and 8.32%, respectively.

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

During the six-month periods ended June 30, 2000 and 1999 net interest income was $8,042,692, and $6,239,713, respectively. The increase in net interest income from 1999 to 2000 of $1,802,979 (28.90%) is primarily due to an increase in average interest-earning assets of approximately $56,516,000, net of an increase in average interest-bearing liabilities of approximately $43,133,000.

The following table sets forth the average consolidated balance sheets of the Company for the six-month periods ended June 30, 2000 and 1999 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                          2000                                     1999
                                       -----------------------------------------   --------------------------------------
                                          Average            Total       Average      Average         Total       Average
                                         Balance(1)        Interest        Rate      Balance(1)      Interest      Rate
                                       -------------     -------------   -------   -------------   -------------  -------
INTEREST-EARNING ASSETS
  Loans
    Commercial and agricultural        $ 145,740,587     $   6,289,834     8.68%   $ 106,207,450   $   4,423,067   8.40%
    Real estate - mortgage               103,190,352         4,458,172     8.69%      73,543,594       2,898,191   7.95%
    Installment loans to individuals      27,642,844         1,293,838     9.41%      13,734,935         627,010   9.21%
                                       -------------     -------------     ----    -------------   -------------   ----
      Total loans                        276,573,783        12,041,844     8.76%     193,485,979       7,948,268   8.28%

  Securities taxable                       6,642,302           193,942     5.87%       7,105,826         197,633   5.61%
  Federal funds sold and other
    interest-earning assets                3,140,604            87,942     5.63%      29,248,619         691,471   4.77%
                                       -------------     -------------     ----    -------------   -------------   ----
      Total interest-earning assets      286,356,689        12,323,728     8.65%     229,840,424       8,837,372   7.75%

NONINTEREST-EARNING ASSETS
  Cash and due from banks                 21,384,517                                  17,850,986
  Other assets                            11,098,061                                   7,043,791
  Less:  allowance for loan losses        (4,915,196)                                 (3,815,715)
                                       -------------                               -------------
      Total                            $ 313,924,071                               $ 250,919,486
                                       =============                               =============

INTEREST-BEARING
  LIABILITIES
    Interest-bearing demand            $  36,482,561     $     376,029     2.07%   $  33,492,551   $     264,392   1.59%
    Money market deposits                 55,770,956         1,059,059     3.82%      45,875,673         659,767   2.90%
    Other savings deposits                 5,871,644            66,508     2.28%       4,858,688          48,568   2.02%
    Time deposits                         90,223,036         2,522,731     5.62%      68,746,766       1,624,932   4.77%
    Federal funds purchased                7,758,242           256,709     6.65%            --              --       --
                                       -------------     -------------     ----    -------------   -------------   ----
      Total interest-bearing
        liabilities                      196,106,439         4,281,036     4.39%     152,973,678       2,597,659   3.42%

NONINTEREST-BEARING
  LIABILITIES AND STOCK-
  HOLDERS' EQUITY
    Demand deposits                       68,919,174                                  54,387,698
    Other                                  2,156,664                                   1,308,925
    Stockholders' equity                  46,741,794                                  42,249,185
                                       -------------                               -------------
      Total                            $ 313,924,071                               $ 250,919,486
                                       =============                               =============
Net interest income                                      $   8,042,692                             $   6,239,713
                                                         =============                             =============
Net yield on earning assets                                                5.65%                                   5.47%
                                                                           ====                                    ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three and six-month periods for 2000 and 1999 increased by $200,545 (46.00%) and $405,953 (50.74%), respectively, because of increased activity on deposit accounts. Other operating expenses increased during the three and six-month periods for 2000 and 1999 by $480,098 (25.20%) and $1,009,657 (27.12%), respectively. The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1999 to 2000 and increases in costs to conduct banking operations, primarily data processing, depreciation, franchise tax, supplies and office expense.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first six-month period of 2000, the weighted average yield on taxable securities was 5.87% as compared to 5.61% during 1999. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at June 30, 2000 and December 31, 1999 were as follows:

                                  June 30, 2000           December 31, 1999
                             -----------------------   -----------------------
                              Amortized                Amortized
                                 Cost       Market        Cost        Market
                             ----------   ----------   ----------   ----------
Treasury securities          $2,178,012   $2,171,125   $2,203,191   $2,199,312
Government agencies           1,816,082    1,810,253    1,826,368    1,817,992
Mortgage backed securities    1,352,638    1,348,405    1,487,649    1,490,168
Other securities              1,215,675    1,215,675    1,215,675    1,215,675

                             ----------   ----------   ----------   ----------
Total securities             $6,562,407   $6,545,458   $6,732,883   $6,723,147
                             ==========   ==========   ==========   ==========

                                 Loan Portfolio

At June 30, 2000, December 31, 1999, and June 30, 1999 net loans accounted for 89.0%, 86.2%, and 77.7%, respectively, of total assets.

The amount of loans outstanding at June 30, 2000 and December 31, 1999 are shown in the following table according to type of loans:

                                                  June 30,          December 31,
                                                    2000               1999
                                                ------------        ------------
Commercial                                      $119,193,358        $ 94,893,660
Agriculture                                       43,043,279          39,265,713
Real estate
   Commercial                                     71,901,997          80,150,036
   1-4 single family                              33,479,003          25,750,839
Installment loans to individuals                  28,617,781          20,580,564
Student Loans                                      1,973,877           1,606,681
                                                ------------        ------------
      Total                                     $298,209,294        $262,247,493
                                                ============        ============

                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2000 and 1999:

                                                     2000               1999
                                                 -----------        -----------
Balance of allowance for loan
   losses at the beginning of period             $ 4,524,678        $ 3,625,435
Provision charged to operations                      900,000            660,000
Charge-offs                                           (4,757)          (646,721)
Recoveries                                             9,326             26,588
                                                 -----------        -----------
Balance at end of period                         $ 5,429,247        $ 3,665,302
                                                 ===========        ===========

The Bank had no significant nonaccrual, past due or restructured loans at June 30, 2000. The charge-offs that occurred during the second quarter of last year were primarily caused by three credits. Management is not aware of any other loans in which it has serious doubts as to the ability of such borrower to comply with present loan repayment terms.

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

At June 30, 2000 and December 31, 1999, the allowance for loan losses was $5,429,247 and $4,524,678, respectively, which represented 1.82% and 1.73% of outstanding loans at those respective dates.

During the six-month period ended June 30, 2000, the Company recorded provisions for loan losses of $900,000. The provisions were made in connection with the analysis discussed above. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratio at June 30, 2000, as set forth in the following table.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                   For Capital                Prompt Corrective
                                          Actual                Adequacy Purposes             Action Provisions
                                 ----------------------      ------------------------     -------------------------
                                    Amount        Ratio         Amount         Ratio         Amount         Ratio
                                 -----------     ------      -----------      -------     ------------     --------
To Risk Weighted Assets:
  Total Capital:
    Tejas Bancshares, Inc.       $51,438,000     17.88%      $23,021,000      >/=8.0%     N/A
    The Bank                      50,622,000     17.59%       23,020,000      >/=8.0%       28,775,000     >/=10.0%

  Tier I Capital:
    Tejas Bancshares, Inc.       $47,819,000     16.62%      $11,511,000      >/=4.0%     N/A
    The Bank                      47,002,000     16.33%       11,510,000      >/=4.0%       17,265,000     >\= 6.0%

To Quarterly Average Assets
  Tier I Capital:
    Tejas Bancshares, Inc.       $47,819,000     14.75%      $12,969,000      >/=4.0%     N/A
    The Bank                      47,002,000     14.50%       12,968,000      >/=4.0%       16,210,000     >/= 5.0%

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds as its primary source of liquidity. Average federal funds sold were $3,141,000 and $29,249,000 during the six-month period ended June 30, 2000 and 1999, respectively. Average federal funds purchased were $7,758,000 during the six-month period ended June 30, 2000. No federal funds were purchased in the same period in 1999. The Company has $40,000,000 in funds purchased lines available from correspondent banks of which $12,800,000 was used as of June 30, 2000. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $257,267,371 and $207,361,376 during the six-month periods for 2000 and 1999, respectively. Average interest-bearing deposits were $188,348,197 in 2000 as compared to $152,973,678 in 1999.

The average daily amount of deposits and rates paid on deposits are summarized for the six-months ended June 30, 2000 and 1999 as indicated in the following table:

                                         2000                     1999
                                 --------------------     ---------------------
                                    Amount       Rate        Amount       Rate
                                 ------------    ----     ------------    ----
Deposits
  Noninterest-bearing demand     $ 68,919,174    0.00%    $ 54,387,698    0.00%
  Interest-bearing demand          36,482,561    2.07%      33,492,551    1.59%
  Money market deposits            55,770,956    3.82%      45,875,673    2.90%
  Other savings deposits            5,871,644    2.28%       4,858,688    2.02%
  Time deposits                    90,223,036    5.62%      68,746,766    4.77%
                                 ------------             ------------
    Total                        $257,267,371             $207,361,376
                                 ============             ============

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule for June 30, 2000

          (b)  Reports on Form 8-K

               No Form 8-K was filed with the SEC during the quarter ended June 30, 2000.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TEJAS BANCSHARES, INC.


DATE: August 10, 2000                   BY:  /s/ Donald E. Powell
                                             ----------------------------------
                                             Donald E. Powell,
                                             Chief Executive Officer


DATE: August 10, 2000                   BY:  /s/ Jack Hall
                                             ----------------------------------
                                             Jack Hall, Chief Financial Officer