Form 10-Q
period 2000-09-30
TEJAS BANCSHARES INC
filed 2000-11-14
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2000

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

                                   ----------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_] (2) Yes [X] No [_]

As of September 30, 2000, 13,415,267 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.


                                      INDEX


                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1: Financial Statements:

        Condensed Consolidated Balance Sheets
            at September 30, 2000 and December 31, 1999                       1

        Condensed Consolidated Statements of Operations and
            Comprehensive Income for the three-month and nine-month
            periods ended September 30, 2000 and 1999                         2

        Condensed Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2000 and 1999              3

        Notes to Condensed Consolidated Financial Statements                  4

Item 2: Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                           6


Part II.  Other Information                                                  13

Signatures                                                                   14

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                    September 30, 2000 and December 31, 1999

                                     ASSETS
                                                        September 30,         December 31,
                                                             2000                 1999*
                                                        -------------        -------------
Cash and due from banks                                 $  23,614,564        $  20,711,268
Federal funds sold                                          2,130,000            4,350,000
Securities available-for-sale                               7,250,349            6,723,147

Loans                                                     312,677,304          262,247,493
Less allowance for loan losses                             (6,017,037)          (4,524,678)
                                                        -------------        -------------
      Loans, net                                          306,660,267          257,722,815
                                                        -------------        -------------
Bank premises and equipment, net                            5,152,119            4,353,326
Accrued interest receivable                                 4,282,928            3,234,949
Net deferred tax asset                                      2,211,373            1,719,300
Other assets                                                  466,602              226,591
                                                        -------------        -------------
TOTAL ASSETS                                            $ 351,768,202        $ 299,041,396
                                                        =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing                   $  74,356,566        $  70,029,027
         Demand - interest bearing                         92,813,514           89,490,720
         Time and savings                                 112,082,030           92,447,906
                                                        -------------        -------------
            Total deposits                                279,252,110          251,967,653
                                                        -------------        -------------
      Federal funds purchased                               5,000,000                 --
      Other borrowings                                     16,000,000                 --
      Accrued interest payable                              1,028,999              879,291
      Federal income taxes payable                            221,620              206,181
      Other liabilities                                       886,577              627,507
                                                        -------------        -------------
            Total liabilities                             302,389,306          253,680,632
                                                        -------------        -------------

STOCKHOLDERS' EQUITY
      Common stock                                         13,415,267           13,418,017
      Paid-in capital                                      26,515,193           26,532,993
      Retained earnings                                     9,674,545            5,743,180
      Accumulated other comprehensive income                   (4,109)              (6,426)
      Deferred directors' compensation                       (222,000)            (327,000)
                                                        -------------        -------------
            Total stockholders' equity                     49,378,896           45,360,764
                                                        -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 351,768,202        $ 299,041,396
                                                        =============        =============

* Condensed from audited financial statements.


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Unaudited)
      Three-month and nine-month periods ended September 30, 2000 and 1999

                                                                  Three-month periods ended             Nine-month periods ended
                                                                         September 30,                        September 30,
                                                               -------------------------------       -------------------------------
                                                                    2000              1999               2000               1999
                                                                ------------      ------------       ------------      ------------
INTEREST INCOME AND FEES
     Interest and fees on loans                                 $  7,085,420      $  4,573,436       $ 19,127,264      $ 12,521,704
     Interest and dividends on
       investment securities                                         104,563            95,018            298,505           292,651
     Interest on due from banks                                          376              --                  376              --
     Interest on federal funds sold                                   16,156           291,798            104,098           983,269
                                                                ------------      ------------       ------------      ------------
            Total interest income                                  7,206,515         4,960,252         19,530,243        13,797,624
INTEREST EXPENSE                                                   2,689,160         1,520,222          6,970,196         4,117,881
                                                                ------------      ------------       ------------      ------------
            Net interest income                                    4,517,355         3,440,030         12,560,047         9,679,743
PROVISION FOR LOAN LOSSES                                            600,000           330,000          1,500,000           990,000
                                                                ------------      ------------       ------------      ------------
            Net interest income after provision
              for loan losses                                      3,917,355         3,110,030         11,060,047         8,689,743
OTHER OPERATING INCOME
     Service charges                                                 462,064           361,392          1,290,222           883,599
     Other                                                           249,138           136,656            627,020           414,536
                                                                ------------      ------------       ------------      ------------
            Total other operating income                             711,202           498,048          1,917,242         1,298,135
OTHER OPERATING EXPENSES
     Salaries and employee benefits                                1,127,564           921,838          3,453,065         2,816,491
     Depreciation                                                    179,726           113,262            482,039           308,602
     Advertising                                                      73,561            94,265            262,775           239,385
     Occupancy expense                                               123,464           116,545            330,803           324,031
     Federal Deposit Insurance Corporation
       premiums, net                                                  12,513             5,744             36,858            16,762
     Professional fees                                                66,467            40,433            157,787           130,283
     Supplies, stationary and office expenses                         91,944            95,562            435,043           279,426
     Taxes other than on income and salaries                          76,737            27,383            227,205            72,971
     Data processing                                                 210,692           205,530            691,168           636,833
     Postage                                                          41,131            40,368            139,705           127,470
     Other                                                           267,322           204,859            787,303           636,508
                                                                ------------      ------------       ------------      ------------
            Total other operating expenses                         2,271,121         1,865,789          7,003,751         5,588,762
                                                                ------------      ------------       ------------      ------------
            Earnings before income taxes                           2,357,436         1,742,289          5,973,538         4,399,116
INCOME TAXES                                                         812,700           592,302          2,042,173         1,495,623
                                                                ------------      ------------       ------------      ------------
NET EARNINGS                                                       1,544,736         1,149,987          3,931,365         2,903,493
OTHER COMPREHENSIVE INCOME
     Change in unrealized gains (losses)
       on securities, net of tax                                       7,078            (4,917)             2,317           (24,936)
                                                                ------------      ------------       ------------      ------------
COMPREHENSIVE INCOME                                            $  1,551,814      $  1,145,070       $  3,933,682      $  2,878,557
                                                                ============      ============       ============      ============

NET EARNINGS PER SHARE-Basic                                    $       0.12      $       0.09       $       0.29      $       0.22
                                                                ============      ============       ============      ============

NET EARNINGS PER SHARE-Diluted                                  $       0.11      $       0.08       $       0.29      $       0.21
                                                                ============      ============       ============      ============

           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Nine-month periods ended September 30, 2000 and 1999

                                                                                                        Nine-month periods
                                                                                                        ended September 30,
                                                                                                 ----------------------------------
                                                                                                     2000                  1999
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                                $  3,931,365          $  2,903,493
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
             Depreciation                                                                             482,039               308,602
             Deferred income taxes                                                                   (493,266)             (218,117)
             Amortization of deferred directors' compensation                                          80,400                43,200
             Provision for loan losses                                                              1,500,000               990,000
             Amortization of premium  or (accretion) of
                 discount relating to investment securities, net                                      (12,096)               15,971
             Changes in:
                 Accrued interest receivable                                                       (1,047,979)             (506,713)
                 Other assets                                                                        (240,011)               96,312
                 Accrued interest payable                                                             149,708               (48,147)
                 Federal income taxes payable                                                          15,439               219,739
                 Other liabilities                                                                    259,070               330,584
                                                                                                 ------------          ------------
                     Net cash provided by operating activities                                      4,624,669             4,134,924
                                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                                              3,150,950             2,639,886
     Purchases of securities available-for-sale                                                    (3,662,546)           (2,210,141)
     Change in loans to customers                                                                 (50,437,452)          (41,857,225)
     Expenditures for bank premises and equipment                                                  (1,280,832)           (1,392,299)
                                                                                                 ------------          ------------
                     Net cash used by investing activities                                        (52,229,880)          (42,819,779)
                                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                      27,284,457            33,675,082
     Net increase in federal funds purchased                                                        5,000,000                  --
     Net increase in other borrowings                                                              16,000,000                  --
     Proceeds from the exercise of stock options                                                        4,050                61,299
                                                                                                 ------------          ------------
                     Net cash provided by financing activities                                     48,288,507            33,736,381
                                                                                                 ------------          ------------
                     Net increase (decrease) in cash and cash equivalents                             683,296            (4,948,474)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   25,061,268            50,113,175
                                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 25,744,564          $ 45,164,701
                                                                                                 ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
During the nine-months ended September 30, 2000, pursuant to the Company's Directors' Stock Compensation Plan, 4,100 shares of common stock (total value of $24,600) were forfeited by directors for missed meetings.

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

                                                          2000                                  1999
                                         ------------------------------------   ------------------------------------
                                           Income        Shares     Per share     Income       Shares     Per share
                                          numerator   denominator    amount      numerator   denominator    amount
                                         ----------   ----------   ----------   ----------   ----------   ----------
Nine-months ended September 30:
Basic EPS                                $3,931,365   13,415,157   $     0.29   $2,903,493   13,404,009   $     0.22
Effect of dilutive
   stock options                                 --      209,858                        --      215,125
                                         ----------   ----------                ----------   ----------
Diluted EPS                              $3,931,365   13,625,015   $     0.29   $2,903,493   13,619,134   $     0.21
                                         ==========   ==========                ==========   ==========

Three-months ended September 30:
Basic EPS                                $1,544,736   13,415,268   $     0.12   $1,149,987   13,408,794   $     0.09
Effect of dilutive
   stock options                                 --      209,858                        --      215,125
                                         ----------   ----------                ----------   ----------
Diluted EPS                              $1,544,736   13,625,126   $     0.11   $1,149,987   13,623,919   $     0.08
                                         ==========   ==========                ==========   ==========

(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the nine months ended September 30, 2000 the Company granted 5,000 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.

(4)  New Banking Center

     During the first quarter of 2000, the Company opened a new banking center at 45th and Coulter in Amarillo.

(5)  Other Borrowings

     During the third quarter of 2000, the Company became a member of the Federal Home Loan Bank System. As a member, the Company may borrow up to $28,790,000 with various rate and repayment options. The outstanding balance as of September 30, 2000 was $16,000,000.


            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month  and Nine-Month  Periods Ended September 30,
2000 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 1999:

                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) reported net earnings for the three-month period ended September 30, 2000 of $1,544,736 as compared to earnings of $1,149,987 for the three-month period ended September 30, 1999. The Company's net earnings were $3,931,365 for the nine-month period ended September 30, 2000 as compared to earnings of $2,903,493 for the nine-month period ended September 30, 1999. The increase in earnings for 2000 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the nine-month period ended September 30, 2000 and 1999 was 1.62% and 1.51%, respectively, and return on average equity was 11.05% and 9.08%, respectively.

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

During the nine-month periods ended September 30, 2000 and 1999 net interest income was $12,560,047, and $9,679,743, respectively. The increase in net interest income from 1999 to 2000 of $2,880,304 (29.76%) is primarily due to an increase in average interest-earning assets of approximately $61,533,000, net of an increase in average interest-bearing liabilities of approximately $47,944,000.

The following table sets forth the average consolidated balance sheets of the Company for the nine-month periods ended September 30, 2000 and 1999 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                           2000                                       1999
                                         ---------------------------------------     ---------------------------------------
                                           Average            Total      Average       Average           Total       Average
                                          Balance(1)        Interest       Rate       Balance(1)        Interest       Rate
                                         ------------     ------------     ----      ------------     ------------     ----
INTEREST-EARNING ASSETS
Interest bearing due from banks          $     11,432     $        376     4.39%     $         --     $         --       --
Loans
  Commercial and agricultural             152,828,208       10,165,028     8.88%      109,025,302        6,700,137     8.22%
  Real estate - mortgage                  105,635,597        6,912,541     8.74%       76,791,822        4,811,502     8.38%
  Installment loans to individuals         28,573,977        2,049,695     9.58%       14,761,101        1,010,065     9.15%
                                         ------------     ------------     ----      ------------     ------------     ----
    Total loans                           287,037,782       19,127,264     8.90%      200,578,225       12,521,704     8.35%

Securities taxable                          6,679,159          298,505     5.97%        7,026,540          292,651     5.57%
Federal funds sold and other
  interest-earning assets                   2,411,316          104,098     5.77%       27,001,952          983,269     4.87%
                                         ------------     ------------     ----      ------------     ------------     ----
    Total interest-earning assets         296,139,689       19,530,243     8.81%      234,606,717       13,797,624     7.86%

NONINTEREST-EARNING ASSETS
      Cash and due from banks              21,424,885                                  18,389,898
      Other assets                         11,466,218                                   7,330,652
      Less:  allowance for loan losses     (5,158,923)                                 (3,863,047)
                                         ------------                                ------------
        Total                            $323,871,869                                $256,464,220
                                         ============                                ============

INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand            $ 36,774,784     $    555,534     2.02%     $ 33,457,954     $    417,367     1.67%
      Money market deposits                54,688,737        1,567,529     3.83%       47,965,621        1,110,735     3.10%
      Other savings deposits                5,971,574          101,968     2.28%        5,027,053           77,217     2.05%
      Time deposits                        95,311,282        4,160,544     5.83%       69,844,128        2,512,562     4.81%
      Federal funds purchased               9,850,182          502,289     6.81%               --               --       --
      Other borrowings                      1,642,336           82,332     6.70%               --               --       --
                                         ------------     ------------     ----      ------------     ------------     ----
        Total interest-bearing
          liabilities                     204,238,895        6,970,196     4.56%      156,294,756        4,117,881     3.52%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                      69,935,009                                  56,149,757
      Other                                 2,187,793                                   1,247,141
      Stockholders' equity                 47,510,172                                  42,772,566
                                         ------------                                ------------
        Total                            $323,871,869                                $256,464,220
                                         ============                                ============

Net interest income                                       $ 12,560,047                                $  9,679,743
                                                          ============                                ============
Net yield on earning assets                                                5.67%                                       5.52%
                                                                           ====                                        ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three and nine-month periods for 2000 and 1999 increased by $213,154 (42.80%) and $619,107 (47.69%), respectively, primarily because of increased activity on deposit accounts. Fees also increased in trust services, ATM/debit cards and merchant credit cards. Other operating expenses increased during the three and nine-month periods for 2000 and 1999 by $405,332 (21.72%) and $1,414,989 (25.32%), respectively. The increase was attributable to the overall growth of the Company, including a significant increase in employees from 1999 to 2000 and increases in costs to conduct banking operations, primarily data processing, depreciation, franchise tax, supplies and office expense.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first nine-month period of 2000, the weighted average yield on taxable securities was 5.97% as compared to 5.57% during 1999. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at September 30, 2000 and December 31, 1999 were as follows:

                                         September 30, 2000                        December 31, 1999
                                  -------------------------------           -------------------------------
                                   Amortized                                Amortized
                                     Cost                Market                Cost                Market
                                  ----------           ----------           ----------           ----------
Treasury securities               $2,185,246           $2,182,811           $2,203,191           $2,199,312
Government agencies                1,804,694            1,803,406            1,826,368            1,817,992
Mortgage backed securities         1,250,960            1,248,457            1,487,649            1,490,168
Other securities                   2,015,675            2,015,675            1,215,675            1,215,675

                                  ----------           ----------           ----------           ----------
Total securities                  $7,256,575           $7,250,349           $6,732,883           $6,723,147
                                  ==========           ==========           ==========           ==========

                                 Loan Portfolio

At September 30, 2000, December 31, 1999, and September 30, 1999 net loans accounted for 87.2%, 86.2%, and 78.9%, respectively, of total assets.

The amount of loans outstanding at September 30, 2000 and December 31, 1999 are shown in the following table according to type of loans:

                                                 September 30,      December 31,
                                                     2000               1999
                                                 ------------       ------------
Commercial                                       $115,655,249       $ 94,893,660
Agriculture                                        50,815,068         39,265,713
Real estate
   Commercial                                      78,311,470         80,150,036
   1-4 single family                               35,923,039         25,750,839
Installment loans to individuals                   29,193,999         20,580,564
Student Loans                                       2,778,479          1,606,681

                                                 ------------       ------------
      Total                                      $312,677,304       $262,247,493
                                                 ============       ============

                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2000 and 1999:

                                                         2000           1999
                                                     -----------    -----------
    Balance of allowance for loan
       losses at the beginning of period             $ 4,524,678    $ 3,625,435
    Provision charged to operations                    1,500,000        990,000
    Charge-offs                                          (18,911)      (656,968)
    Recoveries                                            11,270        232,159
                                                     -----------    -----------
    Balance at end of period                         $ 6,017,037    $ 4,190,626
                                                     ===========    ===========

The Bank had no significant nonaccrual or restructured loans at September 30, 2000. Loans past due 90 days or more were $144,000 on September 30, 2000. The charge-offs that occurred last year were primarily caused by three credits. Management is not aware of any other loans in which it has serious doubts as to the ability of such borrower to comply with present loan repayment terms.

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

At September 30, 2000 and December 31, 1999, the allowance for loan losses was $6,017,037 and $4,524,678, respectively, which represented 1.92% and 1.73% of outstanding loans at those respective dates.

During the nine-month period ended September 30, 2000, the Company recorded provisions for loan losses of $1,500,000. The provisions were made in connection with the analysis discussed above. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio and the inherent uncertainties in lending, management believes that a conservative approach to providing loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratio at September 30, 2000, as set forth in the following table.

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                     For Capital         Prompt Corrective
                                           Actual                 Adequacy Purposes      Action Provisions
                                   ----------------------       --------------------    --------------------
                                       Amount       Ratio           Amount     Ratio      Amount      Ratio
                                   ------------     -----       ------------  ------    ----------   -------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.       $ 53,280,000     17.22%      $ 24,757,000  > 8.0%      N/A
      The Bank                       52,457,000     16.95%        24,755,000  > 8.0%    30,944,000   > 10.0%

   Tier I Capital:
      Tejas Bancshares, Inc.       $ 49,385,000     15.96%      $ 12,379,000  > 4.0%      N/A
      The Bank                       48,563,000     15.69%        12,377,000  > 4.0%    18,566,000   > 6.0%

To Quarterly Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.       $ 49,385,000     15.25%      $ 12,955,000  > 4.0%      N/A
      The Bank                       48,563,000     15.00%        12,954,000  > 4.0%    16,192,000   > 5.0%

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds and borrowings from the Federal Home Loan Bank as its primary source of liquidity. Average federal funds sold were $2,411,316 and $27,001,952 during the nine-month period ended September 30, 2000 and 1999, respectively. Average federal funds purchased were $9,850,182 during the nine-month period ended September 30, 2000. No federal funds were purchased in the same period in 1999. The Company has $45,000,000 in funds purchased lines available from correspondent banks of which $5,000,000 was used as of September 30, 2000. Borrowings from the Federal Home Loan Bank were $16,000,000 as of September 30, 2000. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $262,681,386 and $212,444,513 during the nine-month periods for 2000 and 1999, respectively. Average interest-bearing deposits were $192,746,377 in 2000 as compared to $156,294,756 in 1999.

The average daily amount of deposits and rates paid on deposits are summarized for the nine-months ended September 30, 2000 and 1999 as indicated in the following table:

                                          2000                      1999
                                -----------------------   ------------------------
                                     Amount       Rate          Amount       Rate
                                --------------- -------   ---------------  -------
Deposits
   Noninterest-bearing demand   $    69,935,009   0.00%   $    56,149,757   0.00%
   Interest-bearing demand           36,774,784   2.02%        33,457,954   1.67%
   Money market deposits             54,688,737   3.83%        47,965,621   3.10%
   Other savings deposits             5,971,574   2.28%         5,027,053   2.05%
   Time deposits                     95,311,282   5.83%        69,844,128   4.81%
                                ---------------           ---------------
      Total                     $   262,681,386           $   212,444,513
                                ===============           ===============

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          27 Financial Data Schedule for September 30, 2000

(b)  Reports on Form 8-K

          No Form 8-K was filed with the SEC during the quarter ended September 30, 2000.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TEJAS BANCSHARES, INC.


DATE: November 13, 2000            BY: /s/ Donald E. Powell
                                       -----------------------------------------
                                       Donald E. Powell, Chief Executive Officer


DATE: November 13, 2000            BY: /s/ Jack Hall
                                       -----------------------------------------
                                       Jack Hall, Chief Financial Officer