Form 10-K
period 2000-12-31
TEJAS BANCSHARES INC
filed 2001-03-05
CIK 776618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of registrant's voting stock held by nonaffiliates (which excludes the registrant's Board of Directors) as of January 29, 2001, was $46,641,788. This amount is based on the book value per share of the registrant's voting stock. There is no established public trading market for the registrant's voting stock and there exists no accurate method to determine its current market price.

On January 29, 2001, the Company had 13,415,267 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                   Documents                            Part of Form 10-K
     Definitive Proxy Statement related to 2001              Part III
     annual meeting of shareholders

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

     As of December 31, 2000, the Company had, on a consolidated basis, total assets of approximately $369,000,000; total deposits of approximately
$284,000,000; total loans of approximately $325,000,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $50,000,000.

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

     The First National Bank of Amarillo

     The Bank is a national banking association with its main office in Amarillo, Texas. The Bank opened for business on April 10, 1965, as a Texas banking association and converted to a national banking association effective June 30, 1997. As a national banking association, the Bank is subject to regulation by the Comptroller of the Currency (the "Comptroller") in accordance with the requirements in the National Bank Act and the rules and regulations promulgated thereunder by the Comptroller. As of December 31, 2000, the Bank had total assets of approximately $369,000,000; total deposits of approximately $285,000,000; total loans of approximately $325,000,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $49,000,000.

     The Bank provides a full range of banking services to business, industry, public and governmental organizations, and individuals in Amarillo, Dalhart, and Fritch, Texas. The Bank serves its customers with a variety of commercial banking services. For businesses, the Bank offers checking facilities, certificates of deposit, short-term loans for working capital purposes, term loans for fixed assets and expansion needs, and other commercial loans for its business customers. When the borrowing needs of a customer exceed the Bank's lending limit, the Bank participates with other banks and, in certain cases, with William H. Attebury, a director of the Company, in making the loan. Similarly, the Bank provides other services for its customers through its correspondent and other relationships with other financial institutions. In addition, since mid-1999, the Bank has offered trust services.

     The individual services provided by the Bank include checking accounts, savings accounts, certificates of deposit, Money Market Deposit accounts, NOW accounts, IRA and qualified retirement plans, safe deposit facilities, and personal loan programs, including home improvement loans, mortgage loans, and installment loans for the purchase of automobiles and other consumer goods. The Bank also provides cashier's checks, travelers' checks, money orders, wire transfers, and bank-by-mail services.

     Change in Control of the Company and the Bank

     Effective May 23, 1997, Donald E. Powell, the Company's President and Chief Executive Officer and the Bank's Chairman of the Board, President, and Chief Executive Officer, acquired control of all outstanding stock of the Company (the "Acquisition"). Mr. Powell's acquisition of control of the Company was accomplished pursuant to a stock purchase agreement by and among Mr. Powell, the Company, and all shareholders of the Company (the "Stock Purchase Agreement").

     The Stock Purchase Agreement stated that the Company would repurchase approximately 73 percent of its outstanding common stock from existing shareholders and that Mr. Powell would acquire the remaining shares from one or more shareholders. The aggregate purchase price for the shares to be received by all shareholders of the Company was $2,163,697.45, and was determined through arms'-length negotiations among the shareholders of the Company, the Company, and Mr. Powell. The Stock Purchase Agreement contemplated that certain non-performing loan assets on the books of the Bank would be transferred out of the Bank for the benefit of the Company's then- current shareholders. Immediately before the closing of the Acquisition, some non-performing loan assets had not been transferred to the shareholders and remained on the Bank's books. Accordingly, the aggregate purchase price for the Company's stock was adjusted downward, and Mr. Powell and the Company on behalf of its shareholders entered into an agreement pursuant to which any net recoveries on the non-performing assets received after the effective date of the Acquisition would be subsequently transferred to the Company's shareholders on a pro rata basis according to each shareholder's respective ownership interest in the Company on the closing date of the Acquisition.

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

     Although Mr. Powell retained his position as an executive officer and Chairman of the Board of Boatmen's First National Bank of Amarillo after the NationsBank transaction in January 1997, he voluntarily resigned from Boatmen's effective February 5, 1997, to pursue other lifelong pursuits, including the operation of a truly "community-owned" financial institution. An initial step in fulfilling this pursuit resulted in the Acquisition and indirect acquisition of control of the Bank.

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

     In addition to the management changes noted above, following the Acquisition, management of the Bank took steps to (1) relocate the main office of the Bank from Fritch, Texas, to Amarillo, Texas, retaining the Fritch location as a full-service branch of the Bank; (2) convert the Bank from a Texas banking association to a national banking association chartered by the Comptroller, and (3) change the name of the Bank from "Fritch State Bank" to "The First National Bank of Amarillo." These transactions, the net result of which was to reintroduce "The First National Bank of Amarillo" to Amarillo, were completed on or about June 30, 1997. In addition, the Bank sought approval to establish three de novo full-service branches in Amarillo and an additional full-service branch in Dalhart, Texas. The Dalhart branch, previously operated by the Bank as a loan production office, opened on October 15, 1997. The three Amarillo branch locations opened on February 2, 1998, February 17, 1998, and January 28, 2000.

     To support this physical expansion and growth in market presence, the Bank hired approximately 107 additional employees between June 30, 1997, and December 31, 2000, bringing the current number of full-time equivalent employees to 116. Additional information regarding the increase in non-interest expense of the Company associated with the larger employee base is provided at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- Other Operating Income and Expense." Many of these persons previously worked for Mr. Powell at The First National Bank of Amarillo or Boatmen's First National Bank of Amarillo following the acquisition by Boatmen's in 1994 and have significant banking experience in the Amarillo banking market.

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

     A number of key factors which have been primarily attributable to the significant growth of the Company and the Bank following the Acquisition include
(1) appointing an experienced and knowledgeable Board of Directors of the Company and the Bank; (2) hiring an experienced management team and seasoned Bank employees; (3) formulating and implementing an aggressive business plan to be an active lending institution and to penetrate key markets in the Texas Panhandle using, at least initially, existing customer contacts and contacts known to the new management team; and (4) a stable local economy. In addition, since the banking business is highly personalized, particularly in the markets served by the Bank, it attributes much of its success to the efforts of its enhanced staff who provide personalized banking services to the Bank's customers and the aggressive advertising of its highly personalized service to its target market. One of the Bank's goals is to be the premier financial institution in the Panhandle, recognized for customer service, and the delivery of personalized service has become one of the Bank's most recognizable features since the Acquisition. In addition, the Bank enjoys a unique position as one of the few locally owned and operated national banks in Amarillo. Accordingly, management attributes a portion of its success to the Bank's ability to capitalize on customers' disruption, dissatisfaction, and turnover from the acquisition by out-of-state holding companies of many community banks in and around the Panhandle, including Amarillo.

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

     Many banks and other financial institutions with which the Company and the Bank compete have capital resources and legal loan limits substantially above those maintained by the Company and the Bank. These institutions can perform certain functions for their customers, including securities brokerage and international banking services, which the Company and the Bank presently do not offer directly. Although the Company may offer these services through correspondent banks, its inability to provide these services directly may be a competitive disadvantage.

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

Lending Activities

     One of the Bank's main objectives is to seek attractive lending opportunities in its service area. Accordingly, in addition to offering a broad range of deposit services and products typically available from most banks and savings associations, the Bank offers a full range of retail and commercial credit services designed to meet the borrowing needs of small and medium-sized businesses and customers in the Bank's service area. These products include commercial loans (such as lines of credit, term loans, refinancing, etc.), personal lines of credit, direct-installment customer loans, residential mortgage loans, construction loans, and letters of credit. Substantially all of the Bank's loans are made to borrowers in the Bank's service area, which includes the Texas Panhandle. The Bank has, however, made a small number of loans outside its service area and in surrounding states. This practice is generally limited to borrowers (both individuals and businesses) who have either specific ties to the Bank's service area or businesses in the Bank's service area.

     The Bank conducts its lending activities pursuant to the loan policy adopted by its Board of Directors. See "BUSINESS - - Loan Policies and Underwriting Practices" for a discussion of the Bank's loan policy. Substantially all loans in the Bank's portfolio have been originated by the Bank. A few loans in the Bank's portfolio, however, were purchased from a competing bank. These purchased loans had been originated by members of the Bank's lending staff during their prior tenure at the competing bank and were seasoned loans of known customers. These purchased loans conform with the Bank's underwriting standards. This practice was unique to the Bank's startup during the latter half of 1997. The Bank may, from time to time, purchase loans from other banks and participations from correspondent banks, which loans will conform to the Bank's underwriting standards. The Bank has no foreign loans or highly leveraged transaction loans in its portfolio.

Loan Portfolio

     For purposes of this discussion, the Bank's loans are divided into four categories: commercial loans, agricultural loans, real estate loans, and loans to individuals, each discussed below.

     Commercial Loans. The Bank's commercial loans are diversified to meet most business needs. The commercial loans offered by the Bank include (i) commercial real estate loans (as discussed herein), (ii) short-term working capital and other commercial loans, and (iii) construction loans (discussed herein). Credit analysis of a commercial loan application involves a review of many related factors including collateral, type of loan, loan maturity, terms and conditions, and various loan-to-value ratios related to the Bank's loan policy. The Bank requires commercial borrowers to submit financial statements at least annually. Any exceptions to this requirement are extremely rare. In addition, the Bank requires appraisals or evaluations for loans secured by real estate. These appraisals or evaluations are obtained before the funds are advanced. The Bank also requires personal guarantees on all non-individual/consumer loans, except when cash collateral or financial strength of the borrower mitigates this requirement. The total number of loans in the Bank's portfolio without personal guarantees at December 31, 2000, is insignificant compared to the overall value of its loan portfolio. Terms are granted commensurate with the useful life of the collateral offered.

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

     Residential Mortgage Loans. The Bank's continued commitment to provide residential mortgage loans led to the decision to start a full scale Mortgage Department during the first quarter of 2000. This decision was made based on the following factors: (i) the commitment to be more competitive in this line of business, (ii) a strong real estate market, and (iii) low interest rates. Residential loan originations are now generated by the Bank's Mortgage Department with referrals coming from the Bank's lending staff, marketing efforts, present customers, walk-in customers, and referrals from real estate agents, mortgage brokers, and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to- four family residences. Substantially all of the Bank's one-to-four family residential mortgage originations are secured by properties in and around Amarillo. The outstanding principal amount of loans secured by properties outside the Bank's service area is not significant compared to the value of the Bank's entire loan portfolio. The Bank does not purchase residential mortgage loans but may sell loans it originates on the secondary market.

     Residential mortgage products include Conventional and Jumbo loan products. The terms vary from fixed-rate to variable-rate loans with amortization up to 30 years. The Bank requires loans secured by first mortgages on real estate to have loan-to-value ratios within limits as specified by the secondary market. The Bank's Mortgage Department also originates home equity loans. The terms of these loans are very specific as mandated by federal and state law.

     Construction Loans. Construction loans consist of one-to-four family and commercial. The Bank's emphasis in construction loans is directed toward properties that will either be sold or have a specific repayment source at completion. The Bank may finance construction loans for projects built on speculation, but these typically have substantial secondary sources of repayment. The Bank's construction loans are secured by property located primarily in its service area and typically have variable interest rates during the construction period. Construction loans to individuals are generally made in connection with permanent financing on the property. In determining whether to originate real estate construction loans, the Bank considers such factors as the borrower's financial condition and debt service coverage.

     Commercial Real Estate Loans. Commercial real estate loans provide permanent financing for commercial and retail structures, office buildings, warehouses, churches, and multiple-family buildings. Commercial real estate lending entails a thorough analysis of the borrower's financial condition and/or the tenant's financial condition, debt service coverage, and current and projected economic conditions. Commercial real estate loans are made at both fixed and adjustable interest rates, generally for terms up to 15 years.

     Loans to Individuals. Loans to individuals include personal and consumer loans, which may be secured or unsecured depending on the credit quality and purpose of the loan. The Bank requires loan applications and/or personal financial statements from its borrowers on loans that it originates. Loan officers complete a debt-to-income analysis that must meet established standards of the Bank's lending policy. Consumer loan terms vary according to the type and value of collateral, length of contract, and creditworthiness of the borrower. The Bank's underwriting standards for consumer loans include an application, a determination of the applicant's payment history on other debts, with greatest weight being given to payment history with the Bank, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed plan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed amount of the loan. See "BUSINESS -- Loan Policies and Underwriting Practices."

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

     Real Estate Loans. Real estate loans represent the Bank's greatest concentration of loans, approximately 42 percent of the portfolio at December 31, 2000. However, the amount of risk associated with these loans is mitigated in part because of the type of loans involved. Most of the Bank's real estate loans are collateralized by properties in and around Amarillo. However, the Bank does have some real estate loans that would be considered to be outside of the trade territory, most of which are commercial real estate properties that are occupied by tenants with substantial financial capacity. Real estate properties are particularly sensitive to general economic conditions and experience devaluation when economic factors decline. Accordingly, an increase in interest rates or a softening of the real estate market may reduce demand for this product. Management also pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled, and potential exposures are recognized and reserved for as soon as they are identified.

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

Loan Policies and Underwriting Practices

     General. The Bank's credit officers strive to accommodate all credit needs of creditworthy borrowers. Attempts are made, within the parameters of the Bank's loan policy, as discussed below, to make and structure loans designed to generate future business for the Bank. The Bank operates within the parameters of its loan policy and underwriting standards. These policies and standards, however, may not apply to all potential borrowers or circumstances, and, accordingly, deviations from the loan policy or underwriting standards, related to either collateralization requirements and/or loan-to-value ratio guidelines, are made only in extreme situations. These deviations, which are infrequent and involve loans representing an insignificant amount relative to the value of the Bank's overall loan portfolio, are addressed individually during the underwriting process. Although the Bank does not formally track these deviations from policy as a whole (except for real estate loans), known deviations are addressed herein.

     The following summarizes the Bank's loan policy and underwriting practices.

     Loan Policy. The Bank maintains a comprehensive loan policy that establishes guidelines for all categories of lending. It represents a reference guide and training tool outlining the Bank Management's position relative to lending activities. It is written to provide guidelines to be consistently applied by the Bank's loan officers without destroying the innovative and creative approaches necessary to cope with changing markets.

     The Bank's Loan Committee administers its loan policy in accordance with directives from the Bank's Board of Directors. The Loan Committee is comprised of seven Senior Credit Officers. The Committee reviews policy and procedures at least annually, or more frequently as needed, and submits recommendations to the Bank's Chief Executive Officer for review and approval. Ultimate approval of the loan policy rests with the Bank's Board of Directors.

     The Bank's primary lending area includes customers residing in the Panhandle of Texas and, to a lesser extent, in portions of the neighboring states of Oklahoma, Kansas, Colorado, and New Mexico.

     Other principles of the Bank's loan policy are described below:

o The Bank will not engage in non-recourse lending unless the loan is specifically approved in advance by the Loan Committee or the Chief Executive Officer. Non-recourse lending is defined as a loan with no personal liability of the principal of a borrowing entity when the collateral is the only source of repayment. Although the Bank prefers to obtain guarantees of payment from each principal of a closely held corporation, this is not considered non-recourse lending if there is an additional source of repayment other than the collateral.

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

     Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "GLB Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms. Also, a bank holding company which meets certain criteria may certify that it satisfies such criteria and become a financial holding company, and thereby engage in a broader range of activity than permitted a bank holding company.

     The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The GLB Act directs the federal regulators to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The Bank does not believe that the GLB Act will have a material adverse effect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than what the Bank currently offers and that can aggressively compete in the markets it currently serves.

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

     Transactions with Affiliates. The Federal Reserve Act prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of the transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other non-affiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to non-affiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10 percent of the Bank's capital and surplus per affiliate and an aggregate of 20 percent of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank may not purchase low-quality assets from an affiliate. The Company is an affiliate of the Bank.

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

     The Comptroller's capital-adequacy regulations are based upon a risk-based capital determination, whereby a bank's capital adequacy is determined in light of the risk, both on- and off- balance sheet, in the bank's assets. Different categories of assets are assigned risk weightings and, based thereon, are counted at a percentage (from 0 to 100 percent) of their book value. The regulations divide capital between Tier 1 capital, or core capital, and Tier 2 capital, or supplemental capital. Tier I capital consists primarily of common stock, noncumulative perpetual preferred stock, related surplus, and minority interests in consolidated subsidiaries. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of varying percentages of the allowance for loan and lease losses, all other types of preferred stock not included in Tier 1 capital, hybrid capital instruments, and term-subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50 percent of qualifying total capital.

     Every national bank must maintain a certain ratio of Tier 1 capital to risk-weighted assets (a "Core Capital Ratio") and a ratio of Tier 1 plus Tier 2 capital to risk-weighted assets (a "Risk-Based Capital Ratio"). All banks must achieve and maintain a minimum Core Capital Ratio of at least 4 percent and a minimum Risk-Based Capital Ratio of 8 percent.

     As of December 31, 2000, the Bank's Core Capital Ratio was 14.97 percent, and its Risk- Based Capital Ratio was 16.22 percent. In addition, national banks generally must achieve and maintain a Leverage Ratio of at least 4 percent. As of December 31, 2000, the Bank's Leverage Ratio was 14.97 percent.

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

     The FDIC Improvement Act. The FDIC Improvement Act of 1991 ("FDICIA") makes many reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limits deposit insurance coverage, implements changes in consumer protection laws, and calls for least-cost resolution and prompt regulatory action for troubled institutions.

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

     Under regulations adopted by the Comptroller, a bank is "well capitalized" if it has a total Risk-Based Capital Ratio of 10 percent or more, a Core Capital Ratio of 6 percent or more, and a Leverage Ratio of 5 percent or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. A bank is "adequately capitalized" if it has a total Risk- Based Capital Ratio of 8 percent or more, a Core Capital Ratio of 4 percent or more, and a Leverage Ratio of 4 percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3 percent or more). A bank is "undercapitalized" if it has a total Risk- Based Capital Ratio of less than 8 percent, a Core Capital Ratio of less than 4 percent, or a Leverage Ratio of less than 4 percent. A bank is "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6 percent, a Core Capital Ratio of less than 3 percent, and a Leverage Ratio of less than 3 percent. A bank is "critically undercapitalized" if it has a Leverage Ratio of 2 percent or less.

In addition, the Comptroller may downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the Bank meets the capital guidelines. According to these guidelines, the Bank was classified as "well capitalized" as of December 31, 2000.

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

     The federal banking agencies have established guidelines which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and management compensation. The agencies may require an institution which fails to meet these standards to submit a compliance plan. The agencies are also currently proposing standards for asset quality and earnings. The Company cannot predict what effect these guidelines will have on the Bank.

     Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank paid deposit insurance premiums to the BIF of approximately $49,600 for the year ended December 31, 2000. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

Employees

     The Company is a bank holding company and primarily conducts its operations through its subsidiary, the Bank. The Company has no paid employees. Certain Bank employees and directors conduct the Company's business but are not specifically compensated as Company employees. As of December 31, 2000, the Bank had 109 full-time and 14 part-time employees. Employees receive benefits, such as life and health insurance plans. The Bank's employees are not represented by any collective bargaining group. The Bank considers its relations with its employees to be good.

Dependence on Key Personnel

     The Company's and the Bank's growth and development since the Acquisition on May 23, 1997, have largely depended upon the services of Donald E. Powell, Chairman of the Board, President, and Chief Executive Officer. The loss of Mr. Powell's services for any reason could have a material adverse effect on the Company and the Bank.

ITEM 2. PROPERTIES.

     The Company's executive and administrative offices are located at 905 South Fillmore, Amarillo, Texas. The Company has executed two leases with an unaffiliated third party for this location, one for approximately 5,600 square feet on the seventh floor, which is used for the Company's and the Bank's executive and administrative offices, and one for approximately 2,100 square feet on the ground floor, which is used for retail banking transactions. These leases expire in June 2004 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographic market. The term of these leases may be renewed through June 2012. In addition to the main office, the Bank maintains five full-service branch offices in Amarillo (three branches), Dalhart, and Fritch, Texas.

Amarillo, Texas

     As described above, the Bank's main retail office is located on the first floor of a seven-story office complex at 905 South Fillmore in downtown Amarillo. The Bank leases approximately 7,700 square feet of office space from an unaffiliated third party. This location offers a walk-in lobby but has no drive-through lanes.

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

     On December 4, 1999, the Bank opened another de novo, full-service branch on 45th Street near Coulter in a temporary facility. The branch moved into its completed facility located at 45th and Coulter on January 28, 2000. The Bank owns this facility.

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

     None of the Company's shares of Common Stock (i) is subject to outstanding options or warrants to purchase nor are any securities convertible into the Company's Common Stock, except for options to purchase 602,667 shares of Common Stock which were outstanding at December 31, 2000, to key employees of the Bank under the Company's 1998 Incentive Stock Plan, or (ii) is being or proposed to be publicly offered by the Company.

     The Company paid no cash dividends on its Common Stock in 1998, 1999, or 2000. The Company intends to retain all earnings to finance its operations and does not expect to pay cash dividends in the foreseeable future. Any decision by the Board of Directors to declare dividends in the future will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following table gives consolidated selected financial data about the results of operations and financial condition of the Company for the periods and at the dates indicated. Amounts are in thousands, except for weighted average shares outstanding and per-share data. These data are qualified by, and should be read in conjunction with, the separate financial statements, reports, and other financial information elsewhere in this document. Certain consolidated financial data as of and for 2000, 1999, and 1998 are based on and derived from audited financial statements elsewhere in this document. Share data have been adjusted to reflect the 77.4372-for-1 stock dividend on July 2, 1997.

                                                                                        December 31,
                                                   --------------------------------------------------------------------------------
                                                          2000             1999             1998             1997             1996
Summary of Operations
     Interest income                               $     26,839     $     19,357     $     14,922     $      4,020     $      1,146
     Interest expense                                     9,680            6,002            4,706            1,260              515
     Net interest income                                 17,159           13,355           10,216            2,760              631
     Provision for loan losses                            3,150            1,320              975            2,700               97
     Noninterest income                                   2,657            1,846            1,149              162              118
     Noninterest expense                                  9,385            7,681            6,344            2,242              606
     Earnings (loss) before income taxes                  7,281            6,199            4,046           (2,021)              46
     Income taxes (benefit)                               2,505            2,107              742              (39)               7
     Net earnings (loss)                                  4,776            4,093            3,304           (1,981)              39

Per Share Data
     Net earnings (loss)                                   0.36             0.31             0.25            (0.41)            0.20
     Book value at end of period                           3.75             3.38             3.07             2.84             2.91
     Average common shares outstanding               13,415,184       13,406,764       13,344,130        4,824,792          712,035

Balance Sheet Data (End of Period)
     Total assets                                       369,334          299,041          247,288          144,741           18,212
     Investment securities                                5,071            6,723            7,303            5,085           10,303
     Loans outstanding                                  329,795          262,247          183,551          117,102            1,464
     Allowance for loan losses                           (4,990)          (4,525)          (3,625)          (2,748)             (45)
     Total deposits                                     283,848          251,968          205,139          106,255           16,067
     Stockholders' equity                                50,259           45,361           41,164           37,853            2,068

Selected Performance Ratios
     Return on average assets                              1.45%            1.53%            1.65%           (3.57)%           0.21%
     Return on average equity                              9.90%            9.45%            8.37%          (15.13)%           1.90%
     Net interest margin                                   5.67%            5.47%            5.59%            5.43%            3.70%

Asset Quality Ratios
     Nonperforming loans to gross loans                    0.06%            0.00%            0.00%            0.00%            4.78%
     Nonperforming assets to stockholders'
       equity                                              3.38%            0.00%            0.00%            0.00%            3.38%
     Net charge-offs to average loans                      0.91%            0.20%            0.06%            0.00%            4.30%
     Allowance to end-of-period loans                      1.51%            1.73%            1.94%            2.29%            3.07%
     Allowance to end-of-period
       nonperforming loans                              2626.10%             N/A              N/A              N/A            64.53%

Liquidity and Capital Ratios
   (End of Period)
   (End of period)
     Loans (net) to deposits                             114.43%          102.28%           89.48%          110.21%            9.11%
     Equity to assets                                     13.61%           15.17%           16.65%           26.15%           11.36%

     The Bank's growth in loans and deposits during 2000, 1999, 1998, and 1997, is primarily attributable the relocation of its main office from Fritch to Amarillo, a more economically vibrant market. Deposit and loan growth can be attributable to the new management team, which has emphasized growth from the Bank's existing client base, capitalized on opportunities in its target market (e.g., customers of competing financial institutions), and delivered personalized banking services to its customers. In addition, the Bank's loan growth is attributable to its aggressive commercial lending program and its entry into agricultural and real estate lending and strong emphasis on the commercial loan market. See "Item 1. BUSINESS -- Change in Management and

Competitive Focus" for additional information regarding the various factors contributing to the Bank's recent growth.

     Growth in total assets during 2000, 1999, 1998, and 1997 is primarily attributable to the increase in the Bank's loan portfolio, which was supported by a significant capital infusion after the Company's stock offering in 1997.

     The increase in 2000 and 1999 interest income as compared to 1998 was attributable primarily to the larger loan portfolio, and the increase in non-interest income was accompanied by increases in interest and non-interest expenses. Larger provisions for loan losses were necessary to maintain an adequate allowance for loan losses. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision and Allowance for Loan Losses" for additional information about the provision for loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets, and statements of earnings. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed financial information included herein.

General

     The Company is a one-bank holding company that commenced operations on December 31, 1983. The Bank originally began operations as Fritch State Bank on April 10, 1965.

     Ownership of the Bank is the Company's major activity. Activities of the Company are limited and are stated in Note 15 to the Consolidated Financial Statements included with this Annual Report on Form 10-K. Accordingly, unless specifically noted herein, the Company's activities as described in this Management's Discussion and Analysis of Financial Condition and Results of Operations are virtually indistinguishable from those of the Bank.

     As more fully discussed in Item 1 "BUSINESS--General" to this Annual Report on Form 10-K, composition of the management team of the Company and the Bank changed significantly in 1997, and the new management team significantly changed the geographic, product, and service focus of the Bank. Prior management generally limited loans to selected commercial and consumer installment loans, which comprised less than 10 percent of average assets. Limited real estate lending was performed, and agricultural loans were made only on a exception basis. During 1997, however, the new management team changed the lending philosophy of the Bank to a more traditional commercial banking activity. Accordingly, average loans during 2000, 1999, and 1998 represented approximately 89 percent, 79 percent, and 77 percent, respectively, of average total assets.

     The new management team's philosophy in growing the loan portfolio was to hire experienced loan officers primarily from one large competing financial institution in the Amarillo market, and for those loan officers to aggressively grow the Bank's lending customers' base. Although management aggressively sought new customers, it was, and continues to be, selective in deciding which customers to pursue to operate in a safe and sound manner in accordance with the Bank's loan policy. Thus management believes that the Bank's loan portfolio growth has been achieved without relaxing credit underwriting policies. The Bank's loan policy, including underwriting standards, is discussed at length in
Item 1 "BUSINESS--Loan Policies and Underwriting Practices" to this Annual Report on Form 10-K.

     Deposit growth was significant during 2000, 1999, and 1998 and was primarily fueled by the additional customers gained through the process mentioned above and by the Bank's ability to attract deposits because of the reputation of its management team and the name recognition of "The First National Bank of Amarillo" in its market. The Bank does not offer above-market rates on its deposits and has no "brokered" deposits.

              For the Years Ended December 31, 2000, 1999, and 1998

Results of Operations

     The Company experienced net earnings of $4,776,278, $4,092,725, and $3,304,303 for the years ended December 31, 2000, 1999, and 1998, respectively. Earnings for 2000, 1999, and 1998, were significantly influenced by activity in the allowance for loan losses, as discussed below. The return on average assets for 2000, 1999, and 1998 was 1.45 percent, 1.53 percent, and 1.65 percent, respectively, and return on average equity was 9.90 percent, 9.45 percent, and
8.37 percent, respectively.

     The improvement in return on average equity in 2000, 1999, and 1998 is primarily attributable to higher net interest income and non-interest income, offset with a higher provision for loan losses and higher non-interest expense. The provision for loan losses in 2000 was approximately $3,150,000 in comparison to the 1999 and 1998 provisions of $1,320,000 and $975,000, respectively. During 2000, additional provisions were made to the allowance for loan losses. These provisions included an amount related to a potential problem loan that resulted in a charge off of $2,500,000 in late 2000. In addition, management believed that the allowance for loan losses should grow as loans grow. Accordingly, management made a subjective determination of the allowance based on banking experience and knowledge, and comparison to peers. Management expects that appropriate, additional provisions will be made as the loan portfolio grows.

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

     During the years ended December 31, 2000, 1999, and 1998, net interest income was $17,159,438, $13,354,688, and $10,215,928, respectively. The increase in net interest income during 2000 and 1999 of $3,804,750 (28.5 percent) and $3,138,760 (30.7 percent), respectively, is primarily due to an increase in average interest-earning assets of approximately $58,770,000 and $61,242,000, respectively, net of an increase in average interest-bearing liabilities of approximately $44,725,000 and $45,225,000, respectively.

     The following table gives the average consolidated balance sheets of the Company and its subsidiaries for the past three years along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category, and net yield on interest-earning assets:

                                                              2000                                         1999
                                                             ------                                       ------
                                            Average                       Average         Average                     Average
                                           Balance (1)      Interest        Rate        Balance (1)      Interest      Rate
                                          ------------    ------------      -----      ------------    ------------    -----
ASSETS
INTEREST-EARNING ASSETS
Interest bearing due from banks           $     17,714    $      1,015      5.73%      $         --    $         --       --
Loans(1)
  Commercial and agricultural              154,264,576      13,791,527      8.94%       109,270,174       9,074,421    8.30%
  Real estate - mortgage                   110,431,755       9,803,785      8.88%        84,128,116       7,036,885    8.36%
  Installment loans to individuals          29,283,882       2,713,897      9.27%        16,859,324       1,521,743    9.03%
                                          ------------    ------------      -----      ------------    ------------    -----
      Total loans                          293,980,213      26,309,209      8.95%       210,257,614      17,633,049    8.39%

Securities taxable                           6,360,979         386,403      6.07%         6,965,267         386,961    5.56%
Federal funds sold and other
  interest-earning assets                    2,403,239         143,264      5.96%        26,769,378       1,336,396    4.99%
                                          ------------    ------------      -----      ------------    ------------    -----
      Total interest-earning assets        302,762,145      26,839,891      8.87%       243,992,259      19,356,406    7.93%

NONINTEREST- EARNING ASSETS
Cash and due from banks                     21,247,049                                   18,887,166
Other assets                                11,610,526                                    7,738,859
Less: allowance for loan losses             (5,425,352)                                  (3,976,627)
                                          ------------                                 ------------

      Total                               $330,194,368                                 $266,641,657
                                          ============                                 ============


INTEREST-BEARING LIABILITIES
Interest-bearing demand                   $ 37,146,257    $    753,450      2.03%      $ 33,806,890    $    588,101    1.74%
Money market deposits                       53,616,124       2,027,058      3.78%        49,920,045       1,623,188    3.25%
Other savings deposits                       6,033,928         137,843      2.28%         5,131,727         107,743    2.10%
Time deposits                               98,132,763       5,860,408      5.97%        74,547,967       3,676,515    4.93%
Federal funds purchased                      8,627,596         587,935      6.81%           108,219           6,171    5.70%
Other borrowings                             4,683,060         313,759      6.70%                --              --       --
                                          ------------    ------------      -----      ------------    ------------    -----
      Total interest-bearing
            liabilities                    208,239,728       9,680,453      4.65%       163,514,848       6,001,718    3.67%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY

Demand deposits                             71,397,857                                   58,400,657
Other                                        2,331,977                                    1,394,128
Stockholders' equity                        48,224,806                                   43,332,024
                                          ------------                                 ------------

      Total                               $330,194,368                                 $266,641,657
                                          ============                                 ============

Net interest income                                       $ 17,159,438                                 $ 13,354,688
                                                          ============                                 ============
Net yield on earning assets                                                 5.67%                                      5.47%
                                                                            =====                                      =====

                                                             1998
                                                            ------
                                             Average                      Average
                                           Balance (1)      Interest        Rate
                                          ------------    ------------     -----
ASSETS
INTEREST-EARNING ASSETS
Interest bearing due from banks           $         --    $         --        --
Loans(1)
  Commercial and agricultural               87,548,987       7,587,292     8.67%
  Real estate - mortgage                    51,373,294       4,385,126     8.54%
  Installment loans to individuals          14,517,960       1,338,075     9.22%
                                          ------------    ------------     -----
      Total loans                          153,440,241      13,310,493     8.67%

Securities taxable                           5,822,355         351,933     6.04%
Federal funds sold and other
  interest-earning assets                   23,487,671       1,259,919     5.36%
                                          ------------    ------------     -----
      Total interest-earning assets        182,750,267      14,922,345     8.17%

NONINTEREST- EARNING ASSETS
Cash and due from banks                     15,562,646
Other assets                                 5,154,451
Less: allowance for loan losses             (3,161,808)
                                          ------------

      Total                               $200,305,556
                                          ============


INTEREST-BEARING LIABILITIES
Interest-bearing demand                   $ 26,914,760    $    607,289     2.26%
Money market deposits                       29,615,881         957,149     3.23%
Other savings deposits                       3,590,907          91,491     2.55%
Time deposits                               58,168,553       3,050,488     5.24%
Federal funds purchased                             --              --        --
Other borrowings                                    --              --        --
                                           ------------   ------------     -----
      Total interest-bearing
            liabilities                    118,290,101       4,706,417     3.98%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY

Demand deposits                             41,673,022
Other                                          860,854
Stockholders' equity                        39,481,579
                                          -----------

      Total                               $200,305,556
                                          ============

Net interest income                                       $ 10,215,928
                                                          ============
Net yield on earning assets                                                5.59%
                                                                           =====

----------

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

     The following table summarizes interest earned and paid resulting from changes in volume and in rates:

                                                             2000 Compared to 1999                  1999 Compared to 1998
                                                             ---------------------                  ---------------------
                                                      Volume          Rate          Net         Volume        Rate           Net
INTEREST EARNED ON
Interest bearing due from banks                    $     1,015    $       --   $     1,015    $       --   $      --    $        --
Loans
   Commercial and agriculture                        3,977,754       739,352     4,717,106     1,815,169    (328,040)     1,487,129
   Real Estate - mortgage                            2,313,010       453,890     2,766,900     2,741,485     (89,726)     2,651,759
   Installment loans to individuals                  1,150,401        41,753     1,192,154       211,841     (28,173)       183,668
                                                   -----------    ----------   -----------    ----------   ---------    -----------
      Total                                          7,441,166     1,234,994     8,676,160     4,768,495    (445,939)     4,322,556

Securities
   Taxable                                             (35,081)       34,523          (558)       65,126     (30,098)        35,028
   Nontaxable                                               --            --            --            --          --             --
   Federal funds sold and other
     interest-earning assets                        (1,411,034)      217,902    (1,193,132)      167,879     (91,402)        76,477
                                                   -----------    ----------   -----------    ----------   ---------    -----------
       Total interest-earning assets                 5,996,066     1,487,419     7,483,485     5,001,500    (567,439)     4,434,061

INTEREST PAID ON
Deposits
   Interest-bearing demand                              61,689       103,660       165,349       136,709    (155,897)       (19,188)
   Money market deposits                               126,296       277,574       403,870       660,170       5,869        666,039
   Other savings deposits                               20,054        10,046        30,100        34,359     (18,107)        16,252
   Time deposits                                     1,310,335       873,558     2,183,893       816,730    (190,703)       626,027
   Federal funds purchased                             580,326         1,438       581,764         6,171          --          6,171
   Other borrowings                                    313,759            --       313,759            --          --             --
                                                   -----------    ----------   -----------    ----------   ---------    -----------
      Total interest-bearing
         liabilities                                 2,412,459     1,266,276     3,678,735     1,654,139    (358,838)     1,295,301
                                                   -----------    ----------   -----------    ----------   ---------    -----------
      Net interest income                          $ 3,583,607    $  221,143   $ 3,804,750    $3,347,361   $(208,601)   $ 3,138,760
                                                   ===========    ==========   ===========    ==========   =========    ===========

     The change in interest due to volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Operating Income and Expense

     Other Operating Income. Other operating income for 2000 and 1999 increased by $811,454 (44.0 percent) and $696,700 (60.6 percent), respectively, because of increased activity on deposit accounts.

     Other Operating Expenses. During 2000 and 1999, other operating expenses increased by $1,703,991 (22.2 percent) and $1,337,408 (21.1 percent), respectively. The increase in operating expenses was primarily attributable to the Company's overall growth, including increases of 14 and 8 full-time equivalent employees in 2000 and 1999, respectively, as compared to 1998 (which accounted for approximately $752,000 and $882,000, respectively, of the increase in operating expenses), and increases in other costs to conduct banking operations (which accounted for approximately $952,000 and $455,000, respectively, of the increase in operating expenses).

Securities Portfolio

     The Company's objective in its management of the investment portfolio is to maintain high quality, relatively liquid investments with competitive returns. During 2000, the weighted average yield on taxable securities was 6.07 percent as compared to 5.56 percent during 1999 and 6.04 percent during 1998. The Company primarily invests in U.S. Treasury securities, other U.S. government agency obligations, and mortgage-backed securities.

     The carrying values of the major classifications of securities were as follows:

                                                                  Available for Sale
                                                                  ------------------
                                                    2000                  1999                  1998
                                                    ----                  ----                  ----
U.S. Treasury and other U.S. government
   agencies and corporations                     $1,837,861            $4,017,304            $4,090,764

Mortgage-backed securities                        1,213,153             1,490,168             1,993,793

States and political subdivisions                        --                    --                 2,810

Other securities                                  2,019,775             1,215,675             1,215,675
                                                 ----------            ----------            ----------

Total                                            $5,070,789            $6,723,147            $7,303,042
                                                 ==========            ==========            ==========

     Other securities for 2000 consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock. For 1999 and 1998 other securities consist primarily of Federal Reserve Bank stock.

     The following table shows the stated maturities of securities at December 31, 2000, and the weighted average yields of such securities (calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security). Mortgage-backed securities are reported at their estimated average life.

                                                             Maturing After One      Maturing After Five
                                                            Year But Within Five       But Within Ten
                                          Maturing          --------------------       --------------               Maturing
                                      Within One Year               Years                   Years                Over Ten Years
                                      ---------------               -----                   -----                --------------
                                     Amount       Yield       Amount      Yield        Amount     Yield         Amount      Yield
AVAILABLE-FOR-SALE
U. S. Treasury and other U. S.
      government agencies and
      corporations                 $1,524,189     6.23%      $202,125     6.77%       $149,238    7.39%       $1,175,462    6.30%
State and political
      subdivisions                         --     0.00%            --     0.00%             --    0.00%               --    0.00%
Other securities (1)                       --     0.00%            --     0.00%             --    0.00%        2,019,775    6.10%
                                   ----------     -----      --------     -----       --------    -----       ----------    -----

            Total                  $1,524,189     6.23%      $202,125     6.77%       $149,238    7.39%       $3,195,237    6.17%
                                   ==========                ========                 ========                ==========

(1) These securities do not have maturity dates and are included in over ten years column.

Loan Portfolio

     During 2000, total loans increased by $67,547,523 from $262,247,493 at December 31, 1999, to $329,795,016 at December 31, 2000. From 1993 through 1996, total loans were about $1.5 to $1.9 million. At December 31, 2000, 1999, and 1998, net loans accounted for 87.9 percent, 86.2 percent, and 74.2 percent, respectively, of total assets. The growth in the loan portfolio during 1997 through 2000 was primarily attributable to the previously discussed change of ownership of the Company and the Bank, the change in management after the Acquisition, and, as a result of the management change, the Bank's renewed emphasis on lending and its recognition of the importance of loans in its overall asset mix.

     Prior management of the Bank generally limited loans to selected commercial and consumer installment loans, which portfolio of loans comprised less than 10 percent of total average assets. The Bank conducted limited real estate lending, due primarily to the stagnant economy in the Bank's primary market, and agricultural loans were made only on an exceptional basis. During 1997, however, the Bank relocated to the larger and more economically viable Amarillo market, and new management changed the Bank's lending philosophy to more closely resemble a traditional commercial banking business. To accomplish its goal of growing the Bank's loan portfolio, management hired nine experienced loan officers in 1997, primarily from one competing financial institution in Amarillo. These loan officers were successful in generating new business from existing customers of the Bank as well as new customer relationships for the Bank. As a result, at December 31, 2000, 1999, and 1998, loans represented approximately 89 percent, 79 percent, and 77 percent, respectively, of total average assets. Although taking an aggressive posture in growing the loan portfolio, management was careful to build a portfolio consistent with the underwriting parameters in the Bank's loan policy. Accordingly, management believes that the significant growth in the Bank's loan portfolio during 2000, 1999, and 1998 has been achieved without relaxing credit underwriting policies.

     Growth in the loan portfolio, as discussed above, also resulted in a significant change in the portfolio mix. The loan portfolio in 1996 consisted primarily of commercial loans (representing approximately 36 percent of total loans) and installment loans (representing approximately 53 percent of total loans). With the change in philosophy as described above, agribusiness and real estate lending activity increased from 0 percent and 11 percent of the loan portfolio, respectively, at December 31, 1996, to approximately 13 percent and 29 percent of total loans, respectively, at December 31, 1997, approximately 27 percent and 35 percent of total loans, respectively, at December 31, 1998, approximately 15 percent and 40 percent of total loans, respectively, at December 31, 1999, and approximately 17 percent and 42 percent of total loans, respectively, at December 31, 2000.

     The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loans:

                                                                                  December 31
                                          ------------------------------------------------------------------------------------------
                                              2000                1999                1998                1997               1996
                                          ------------        ------------        ------------        ------------        ----------
Commercial                                $106,098,467        $ 94,893,661        $ 65,560,035        $ 45,901,834        $  553,641

Agricultural                                57,310,086          39,454,848          50,051,845          15,381,803                --

Real Estate
   Commercial                              102,823,605          80,150,036          39,643,202          16,282,655            54,321
   1-4 Single family                        36,380,261          25,750,839          20,542,212          18,069,332           114,156

Loans to individual                         23,692,144          20,432,316          11,407,138          24,359,581           822,872

Student loans                                3,502,551           1,606,681             104,302                  --                --
                                          ------------        ------------        ------------        ------------        ----------

          Total                           $329,807,114        $262,288,381        $187,308,734        $119,995,205        $1,544,990
                                          ============        ============        ============        ============        ==========

     The following table shows the maturity analysis of loans outstanding as of December 31, 2000, net of unearned discount. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                                                      Maturing After
                                                 Maturing              One Year But
                                                  Within                Within Five           Maturing After
                                                 One Year                  Years                Five Years
                                               ------------             -----------             -----------
Total loans
     Individuals                               $ 12,230,699             $14,088,387             $   863,512
     Commercial                                  61,540,697              33,627,479              11,431,393
     Real Estate                                 33,889,761              33,409,275              71,904,829
     Agricultural                                53,617,080               2,323,864                 868,040
                                               ------------             -----------             -----------

           Total                               $161,278,237             $83,449,005             $85,067,774
                                               ============             ===========             ===========
Loans maturing with:
     Predetermined interest rates              $ 26,108,474             $40,394,614             $51,902,430
     Floating or adjustable rates               135,169,763              43,054,391              33,165,344
                                               ------------             -----------             -----------
           Total                               $161,278,237             $83,449,005             $85,067,774
                                               ============             ===========             ===========

     The Bank has no specific policies regarding "rollover" of short-term loans in its portfolio. Although some loans are expected to be renewed at maturity, the Bank evaluates each maturing loan on a case-by-case basis to determine whether it should be renewed or whether the borrower should be requested to pay off the loan at maturity. The Bank cannot reasonably estimate the dollar amount of loans maturing during 2001 which may ultimately be renewed.

Provision and Allowance for Loan Losses

     The following table summarizes the Bank's loan loss experience for the last five years ended December 31:

                                                        2000              1999              1998              1997           1996
                                                        ----              ----              ----              ----           ----
BALANCE OF ALLOWANCE FOR LOAN
   LOSSES AT THE BEGINNING OF YEAR                  $ 4,524,678       $ 3,625,435       $ 2,748,418       $   45,200      $ 22,574

CHARGE-OFFS
   Commercial                                           180,242           565,704           101,981               --         3,826
   Real estate construction                                  --                --                --               --            --
   Real estate mortgage                                      --            56,303                --               --            --
   Individual                                         2,523,717            39,504            12,238            5,144            --
   Agricultural                                              --                --                --               --            --
   All Other                                                 --                --                --               --        79,001
                                                    -----------       -----------       -----------       ----------      --------
            Total Loan Charge-offs                    2,703,959           661,511           114,219            5,144        82,827
                                                    -----------       -----------       -----------       ----------      --------

RECOVERIES
   Commercial                                             4,338           223,906            13,500            7,906           396
   Real estate construction                                  --                --                --               --            --
   Real estate mortgage                                   8,690             6,759                --               --            --
   Individual                                             5,838            10,089             2,736              456         8,054
   Agricultural                                              --                --                --               --            --
   All Other                                                 --                --                --               --            --
                                                    -----------       -----------       -----------       ----------      --------
            Total Loan Recoveries                        18,866           240,754            16,236            8,362         8,450
                                                    -----------       -----------       -----------       ----------      --------

NET RECOVERIES (CHARGE-OFFS)                         (2,685,093)         (420,757)          (97,983)           3,218       (74,377)
ADDITIONS CHARGED TO OPERATIONS                       3,150,000         1,320,000           975,000        2,700,000        97,003
                                                    -----------       -----------       -----------       ----------      --------

BALANCE AT END OF YEARS                             $ 4,989,585       $ 4,524,678       $ 3,625,435       $2,748,418      $ 45,200
                                                    ===========       ===========       ===========       ==========      ========

RATIO OF NET CHARGE-OFFS DURING
   THE PERIOD TO AVERAGE LOANS-
   OUTSTANDING DURING THE PERIOD                           0.91%             0.20%             0.06%            0.00%         4.30%
                                                    ===========       ===========       ===========       ==========      ========

     Risk elements include accruing loans past due 90 days or more, nonaccrual loans, and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties, potential problem loans, and loan concentrations.

     The bank had no nonaccrual loans at the years ended December 31, 1996 to 2000. The following table summarizes the Bank's past due, loans for the years ended December 31:

                                                  2000          1999           1998           1997           1996
                                                  ----          ----           ----           ----           ----
ACCRUING LOANS WHICH ARE PAST DUE
   90 DAYS OR MORE
   Commercial                                 $      --      $      --      $      --      $      --      $      --
   Real Estate Construction                          --             --             --             --             --
   Real Estate Mortgage                              --             --         14,952             --         63,864
   Individual                                        --             --             --             --          6,178
   Agricultural                                 190,000             --             --             --             --
                                              ---------      ---------      ---------      ---------      ---------
               Total                          $ 190,000      $      --      $  14,952      $      --      $  70,042
                                              =========      =========      =========      =========      =========

     At December 31, 2000, the Bank had no foreign loans outstanding and no loan concentrations, except for those indicated in the first table under "Loan Portfolio," exceeding 10 percent of total loans.

     Management believes all material restructured loans have been identified based upon the Bank's loan data system and management's awareness of the loan files and customer contacts.

     The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes are reasonable, but which may not be valid. Thus, there can be no assurance that future charge offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Activity in the allowance for loan losses for 2000, 1999, and 1998, had a significant impact on earnings.

     Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company's consolidated statements of earnings, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged off or recovered during a given period, and current and anticipated economic conditions. The Company believes that it is conservative in the identification and charge off of problems, and, in certain instances, the Company has received recoveries on loans that were previously charged off.

     At December 31, 2000, 1999, and 1998, allowances for loan losses were $4,989,585, $4,524,678, and $3,625,435, respectively, which represented 1.51 percent, 1.73 percent, and 1.94 percent of outstanding loans at those respective dates. This compares to peer group percentages of the allowance for loan losses to outstanding loans of 1.35 percent, 1.27 percent, and 1.32 percent, for 2000, 1999, and 1998, respectively.

     During 2000, 1999 and 1998, the Company recorded provisions for loan losses of $3,150,000, $1,320,000, and $975,000, respectively. The provisions were made in connection with the respective increases of $67,547,523 and $75,071,134 in the loan portfolio to $329,795,016 (2000), from $262,247,493 (1999) and
$187,176,359 (1998). The increase in loans is primarily attributable to the change in ownership and management's aggressive posture to grow the Company. In addition, during 2000 additional provisions were made to the allowance for loan losses. These provisions included an amount related to a potential problem loan that resulted in a charge off of $2,500,000 in late 2000.

     Determination of the Company's amount of the provision for loan losses for 2000, 1999, and 1998 was unique. Prior management of the Company generally limited its lending activity to commercial and consumer installment loans, and the loan portfolio constituted less than 10 percent of average total assets of the Bank. Because of significant growth in the loan portfolio during 1997, new management believed that the allowance for loan losses should grow also. Determining an appropriate level of allowance for loan loss and provision for loan loss was unique because, with management's decision to offer a broader range of loan products and to deploy more of the Bank's assets in loans, the Company had no historical loss history to benchmark against. Accordingly, management made a subjective determination of the proper level of allowance based on collective banking experiences, knowledge of the market and conditions, comparison to peers, and an intentional effort to be conservative during this growth phase. Management believes that appropriate underwriting practices were adhered to in the origination of new loans and, although the Company had no significant impaired, potential problem, or nonperforming loans at December 31, 2000, management recognized that losses are often inherent in the lending process. Accordingly, management believes that loan losses should be provided for as the loan portfolio grows, even if specific problem loans are not yet identified. Determination of an appropriate allowance is subjective and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

     The risk elements in the Company's loan portfolio are similar to those in the loan portfolios of other comparable commercial banks in the Bank's lending area and are discussed in detail under the caption "GENERAL--Lending Activities--Risk Elements." Management made a subjective determination of the proper level of the allowance for loan losses by considering each risk element and drawing from collective banking experiences and knowledge of the Company's market, by evaluating overall economic conditions, by comparing its loan portfolio to those of peer banks, and by intentionally trying to be conservative during the Bank's significant growth phase. Management thus determined that allowances at December 31, 2000, of $4,989,585 (representing 1.51 percent of outstanding loans) and at December 31, 1999, of $4,524,678 (representing 1.73 percent of outstanding loans) were appropriate.

     The allowance for loan losses is not specifically allocated among the various categories of loans in the portfolio, and management cannot predict the amount of charge-offs by loan category in 2000.

     At December 31, 2000, 1999, or 1998, there were no significant impaired loans or loans delinquent over 90 days.

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

     Management's policy is to charge off loans when it determines that the outstanding principal on the loan is uncollectible. Loans charged off do not necessarily mean that a loan has absolutely no recovery or salvage value; rather, when management decides to charge off a loan, management has determined that it is no longer practical or desirable to defer charging off the loan even though partial recovery may eventually be effected.

     Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the loan contract. These loans are current as to principal and interest, and, accordingly, they are not included in nonperforming assets categories. At December 31, 2000, the Company had no material loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in determining the adequacy of the allowance for loan losses.

Deposits and Other Interest-Bearing Liabilities

     Deposits. Average total deposits were $266,326,929, $221,807,286, and $159,963,123 during 2000, 1999, and 1998, respectively. Average interest-bearing deposits were $194,929,072 in 2000, as compared to $163,406,629 in 1999, and
$118,290,101 in 1998.

     The average daily amount of deposits and rates paid are summarized for the periods indicated in the following table.

                                       Year Ended                   Year Ended                 Year Ended
                                    December 31, 2000           December 31, 1999           December 31, 1998
                                    -----------------           -----------------           -----------------
                                     Amount      Rate            Amount      Rate            Amount       Rate
                                     ------      ----            ------      ----            ------       ----
DEPOSITS
 Noninterest-bearing demand      $ 71,397,857    0.00%       $ 58,400,657    0.00%        $ 41,673,022    0.00%
 Interest-bearing demand           37,146,257    2.03%         33,806,890    1.74%          26,914,760    2.26%
 Money market deposits             53,616,124    3.78%         49,920,045    3.25%          29,615,881    3.23%
 Other savings deposits             6,033,928    2.28%          5,131,727    2.10%           3,590,907    2.55%
 Time deposits                     98,132,763    5.97%         74,547,967    4.93%          58,168,553    5.24%
                                 ------------                ------------                 ------------

     Total                       $266,326,929                $221,807,286                 $159,963,123
                                 ============                ============                 ============

     Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2000, are summarized as follows:

     3 months or less                                $25,296,299
     Over 3 months through 6 months                   13,353,335
     Over 6 months through 12 months                  19,025,173
     Over 12 months                                    3,684,213
                                                     -----------
                                                     $61,359,020
                                                     ===========

     There were no deposits by foreign depositors at December 31, 2000, 1999, or 1998.

Significant Financial Ratios

     The following table shows consolidated operating and capital ratios for 2000, 1999, and 1998.

                                               2000          1999         1998
                                               ----          ----         ----

Return on average assets                       1.45%         1.53%        1.65%
Return on average equity                       9.90%         9.45%        8.37%
Average equity to average asset ratio         14.60%        16.25%       19.71%
Dividend payout ratio to net earnings          0.00%         0.00%        0.00%

     Return on assets declined slightly during 2000 and 1999, however, return on equity increased, indicating improved leverage.

Borrowed Funds

     At  December  31,  2000,  the  Company  had  federal  funds  purchased  and borrowings from the Federal Home Loan Bank of $17,000,000 and $16,000,000, respectively with weighted average interest rates of 6.78% and 6.47%, respectively. The maximum amount of federal funds purchased and borrowings from the Federal Home Loan Bank outstanding at any month-end was $22,700,000 and $16,000,000, respectively. During 2000, the average amounts outstanding and related weighted average interest rates were approximately $8,628,000 and $4,683,000, and 6.81% and 6.70%, respectively. The Company had no borrowed funds at December 31, 1999 and 1998.

Capital

     The cornerstone of the Company's capital structure is its common stock, which represents 100 percent of total capitalization at December 31, 2000. The Company's equity base was strengthened significantly during 1997 through the issuance of common stock in an intrastate offering to bona fide Texas residents on August 31, 1997. The Company raised approximately $40 million in new capital in this offering. The cash raised from the stock offering was used primarily to increase the Bank's capital base to support its physical expansion and significant growth in its loan portfolio. Additional information regarding the Bank's physical expansion is given under the caption "BUSINESS-- General--Change in Management and Competitive Focus," and additional information regarding growth of the Bank's loan portfolio is provided under the caption "Loan Portfolio" to this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Dependence on this additional capital to support the significant loan growth was partially offset by the significant increase in the deposit base at the Bank during 2000, 1999, 1998, and late 1997, which provided an additional source of funding loan growth. From December 31, 1999, to December 31, 2000, average total deposits at the Bank increased by $44,519,643, from $221,807,286 to $266,326,929, an increase of approximately 20 percent. From December 31, 1998, through December 31, 1999, average total deposits at the Bank increased by $61,844,163 from $159,963,123 to $221,807,286, or an increase of approximately
39 percent. Additional information regarding the growth in the deposit base is provided under the caption "Deposits and Other Interest-Bearing Liabilities" to this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The combination of the Bank's increased deposit base coupled with the additional capital from the stock offering has been used to support the significant loan growth at the Bank following the Acquisition.

     The Company and the Bank are subject to various regulatory capital requirements of banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (shown in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier 2 leveraged ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank exceeded their regulatory capital ratios, as shown in the following table.

                                                           ANALYSIS OF CAPITAL

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                     For Capital             Prompt Corrective
                                                          Actual                  Adequacy Purposes          Action Provisions
                                                    Amount       Ratio            Amount       Ratio         Amount       Ratio
                                                    ------       -----            ------       -----         ------       -----
As of December 31, 2000
Total Capital (to Risk-Weighted Assets):
         Tejas Bancshares, Inc.                  $54,409,560     16.47%        $26,431,081     8.00%           N/A
         The Bank                                 53,580,277     16.22%         26,423,496     8.00%      $33,029,370     10.00%
Tier I Capital (to Risk-Weighted Assets):
         Tejas Bancshares, Inc.                  $50,259,474     15.21%        $13,215,540     4.00%           N/A
         The Bank                                 49,431,347     14.97%         13,211,748     4.00%       19,817,622      6.00%
Tier I Capital (to Average Assets):
         Tejas Bancshares, Inc.                  $50,259,474     15.22%        $13,207,775     4.00%           N/A
         The Bank                                 49,431,347     14.97%         13,206,774     4.00%       16,508,467      5.00%

     The Company currently has no material commitments for capital expenditures and no present intention to pay dividends on its common stock. Given the Company's strong capital ratios shown in the preceding table, management believes the Company's capital structure is adequate to support continued growth of the Company and the Bank in the near future.

Liquidity Management

     Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

     The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds and borrowings from the Federal Home Loan Bank as its primary source of liquidity. Average federal funds sold were $2,403,239 and $26,769,378 during 2000 and 1999, respectively. Average federal funds purchased were $8,627,596 and $108,219 during 2000 and 1999, respectively. The Company has $45,000,000 in federal funds purchased lines available from correspondent banks of which $17,000,000 was used as of December 31, 2000. Borrowings from the Federal Home Loan Bank were $16,000,000 as of December 31, 2000, and averaged $4,683,060 for 2000.
Management has also lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

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

     The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 2000, which mature or reprice in the time periods shown. Except for the effects of prepayments, the table presents principal cash flows from payments, maturity, or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                                                  December 31, 2000

Assets Subject to Interest Rate
-------------------------------            3 Months      3 Months         1 Year        3 Years       5 Years       Over
Adjustment                                  or Less      to 1 Year      to 3 Years    to 5 Years   to 15 Years    15 Years
----------                               ------------  -------------   ------------  ------------  ------------  ------------
Interest Bearing Due From
      FHLB                               $     27,331  $          --   $         --  $         --  $         --  $         --
Loans
    Combined - fixed rate projected
    payments, floating rate by
    repricing interval                    207,083,469     27,111,577     18,638,385    24,826,079    39,271,053    12,864,453

Investments
    Combined - fixed rate by
    maturity, floating rate by
    repricing interval, and projected
    payments                                  447,305      2,318,718        202,125            --        37,691     2,064,950

Federal Funds Sold                          1,730,000             --             --            --            --            --
                                         ------------  -------------   ------------  ------------  ------------  ------------

    Total                                $209,288,105  $  29,430,295   $ 18,840,510  $ 24,826,079  $ 39,308,744  $ 14,929,403
                                         ============  =============   ============  ============  ============  ============
    Cumulative                            209,288,105    238,718,400    257,558,910   282,384,989   321,693,733   336,623,136

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                               39,700,927             --             --            --            --            --
Money Market Accounts                      47,799,487             --             --            --            --            --
Savings Accounts                            6,149,438             --             --            --            --            --
Fed Funds and Other Borrowing              33,000,000             --             --            --            --            --

CDs Greater than $100,000                  25,256,043     32,383,508      3,784,213            --            --            --
CDs Less than $100,000                     14,732,978     22,621,998      5,070,893            --            --            --
                                                       -------------   ------------  ------------  ------------  ------------

    Total                                $166,638,873  $  55,005,506   $  8,855,066  $         --  $         --  $         --
                                         ============  =============   ============  ============  ============  ============
    Cumulative                            166,638,873    221,644,379    230,499,445   230,499,445   230,499,445   230,499,445

Net Position of Assets (Liabilities)       42,649,232    (25,575,211)     9,985,444    24,826,079    39,308,744    14,929,403
                                         ------------  -------------   ------------  ------------  ------------  ------------

Cumulative Gap                           $ 42,649,232  $  17,074,021   $ 27,059,465  $ 51,885,544  $ 91,194,288  $106,123,691

Rate Sensitive Assets as % of Rate
    Sensitive Liabilities (Cumulative)        125.59%        107.70%        111.74%       122.51%       139.56%       146.04%



Assets Subject to Interest Rate
-------------------------------
Adjustment                                     Total
----------                                 ------------
Interest Bearing Due From
      FHLB                                 $     27,331
Loans
    Combined - fixed rate projected
    payments, floating rate by
    repricing interval                      329,795,016

Investments
    Combined - fixed rate by
    maturity, floating rate by
    repricing interval, and projected
    payments                                  5,070,789

Federal Funds Sold                            1,730,000
                                           ------------

    Total                                  $336,623,136
                                           ============
    Cumulative

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                                 39,700,927
Money Market Accounts                        47,799,487
Savings Accounts                              6,149,438
Fed Funds and Other Borrowing                33,000,000

CDs Greater than $100,000                    61,423,764
CDs Less than $100,000                       42,425,829
                                           ------------

    Total                                  $230,499,445
                                           ============
    Cumulative

Net Position of Assets (Liabilities)


Cumulative Gap

Rate Sensitive Assets as % of Rate
    Sensitive Liabilities (Cumulative)

     As shown by the table, at December 31, 2000, the maturities of the Company's interest-bearing assets extend over 15 years, while its interest-bearing liabilities generally mature in less than one year. Also, the Company's interest-bearing assets significantly exceed its interest-bearing liabilities (a positive gap). Accordingly, a rising interest-rate environment would positively affect the Company's net interest margin, and a falling interest-rate environment would negatively affect the Company's net interest margin.

     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that could mature or reprice in a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent. Accordingly, although the table indicates the Company's gap position at a particular time, those measurements are not intended to and do not forecast the effect of changes in market interest rates on the Company's gap position and may differ from actual results after December 31, 2000.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. Subsequently, FASB issued Statement No. 137 which effectively delayed adoption of No. 133 by one year. The Company will adopt the new standard beginning with its 2001 fiscal year, when adoption is first required. Management has evaluated the reporting requirements under this new standard and believes it will not have a material impact on the Company's financial results.

Forward-Looking Statements

     The Company makes certain forward-looking statements in this Annual Report on Form 10-K that are based upon its current expectations and projections about current events. The Company contends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. You can identify these statements from the Company's use of the words "estimate," "project," "believe," "intend," "anticipate," "expect," and similar expressions. These forward-looking statements include:

o    statements of the Bank's goals, intentions, and expectations;

o    statements regarding the Bank's business plans and growth strategies;

o statements regarding the asset quality of the Bank's loan and investment portfolios; and

o    estimates of the Bank's risks and future costs and benefits.

     These   forward-looking   statements  are  subject  to  significant  risks,
assumptions, and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

o fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations, and expense expectations;

o adverse changes in the economy of the Texas Panhandle, which might affect the Company's business prospects and could cause credit-related losses and expenses;

o the extent of continuing client demand for the high level of personalized service that is the key element of the Bank's banking approach;

o    adverse developments in the Bank's loan and investment portfolios;

o    difficulties  in  identifying  attractive  acquisition   opportunities  and
     strategic partners that will complement the Bank's banking approach;

o competitive factors in the banking industry, such as the trend towards consolidation in the Bank's market; and

o changes in banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Company.

     Because of these and other uncertainties, the Company's actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate the Company's future results. These uncertainties and others are discussed in the sections of this Annual Report on Form 10-K named "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

     Please refer to "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest-Rate Risk Sensitivity" which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please refer to the financial statements, the report thereon and the notes thereto commencing at page F-1 of this Form 10-K, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(A)  DIRECTORS OF THE REGISTRANT

     Information concerning the directors of the Company is shown in the 2001 definitive Proxy Statement incorporated herein by this reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is shown in the 2001 definitive Proxy Statement incorporated herein by this reference.

(C)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information on compliance with Section 16(a) of the Exchange Act is included in the Company's 2001 definitive Proxy Statement incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information on executive compensation is shown in the Company's 2001 definitive Proxy statement incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     Information  on  security   ownership  of  certain  beneficial  owners  and
     directors and officers is shown in the Company's 2001 definitive Proxy Statement incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning relationships and related transactions of the directors and officers of the Company is shown in the Company's 2001 definitive Proxy Statement incorporated herein by reference. PART IV.

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

          21.1      Subsidiaries of Tejas Bancshares, Inc.***

----------

* Incorporated by reference from the Company's Registration Statement on Form 10 dated April 10, 1998.

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

*** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (2)  Financial Statements                                           Page

          Independent Auditor's Report                                   F-3

          Audited Financial Statements
                Consolidated Balance Sheets                              F-4
                Consolidated Statements of Earnings                      F-6
                Consolidated Statements of Stockholders' Equity          F-7
                Consolidated Statements of Cash Flows                    F-8
                Summary of Significant Accounting Policies               F-9
                Notes to Consolidated Financial Statements               F-13


(B)  REPORTS ON FORM 8-K

     None.

                             TEJAS BANCSHARES, INC.
                                   SIGNATURES

     Pursuant to Section 13 or 15(d) of the Securities Act of 1934, Tejas Bancshares, Inc., has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on February 22, 2001.

                                       TEJAS BANCSHARES, INC.

                                       By /s/ Donald E. Powell
                                          -------------------------------------
                                          Donald E. Powell
                                          Chairman of the Board, President, and
                                          Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tejas Bancshares, Inc., and in the capacities and on the date indicated.


          Signature                   Title                          Date

/s/ Donald E. Powell          Principal Executive Officer
--------------------------    and Director                     February 22, 2001
Donald E. Powell


/s/ Jack Hall                 Principal Financial Officer
--------------------------    and Principal Accounting         February 22, 2001
Jack Hall                     Officer


/s/ William H. Attebury       Director                         February 22, 2001
--------------------------
William H. Attebury


/s/ Danny H. Conklin          Director                         February 22, 2001
--------------------------
Danny H. Conklin


/s/ Wales H. Madden, Jr.      Director                         February 22, 2001
--------------------------
Wales H. Madden, Jr.


/s/Jay O'Brien                Director                         February 22, 2001
--------------------------
Jay O'Brien

                             TEJAS BANCSHARES, INC.
                                AND SUBSIDIARIES
                                 Amarillo, Texas


                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE

INDEPENDENT AUDITOR'S REPORT...........................................   F-3


FINANCIAL STATEMENTS

     Consolidated Balance Sheets.......................................   F-4
     Consolidated Statements of Earnings...............................   F-6
     Consolidated Statements of Stockholders' Equity...................   F-7
     Consolidated Statements of Cash Flows.............................   F-8

     Summary of Significant Accounting Policies........................   F-9

     Notes to Consolidated Financial Statements........................  F-13

                          Independent Auditor's Report

The Board of Directors
Tejas Bancshares, Inc.
Amarillo, Texas

We have audited the accompanying consolidated balance sheets of Tejas Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                             Clifton Gunderson LLP


Amarillo, Texas
January 29, 2001

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS

                                                                    2000               1999
                                                                    ----               ----
Cash and due from banks                                        $  25,527,124      $  20,711,268
Federal funds sold                                                 1,730,000          4,350,000
                                                               -------------      -------------

              Cash and cash equivalents                           27,257,124         25,061,268
                                                               -------------      -------------

Securities available-for-sale                                      5,070,789          6,723,147

Loans                                                            329,795,016        262,247,493
Less allowance for loan losses                                    (4,989,585)        (4,524,678)
                                                               -------------      -------------

              Loans, net                                         324,805,431        257,722,815
                                                               -------------      -------------

Bank premises and equipment
     Land                                                            560,189            560,189
     Buildings                                                     3,724,847          1,863,462
     Furniture, fixtures and equipment                             2,414,206          1,598,630
     Construction in process                                          21,500          1,357,288
                                                               -------------      -------------

              Total, at cost                                       6,720,742          5,379,569

     Less accumulated depreciation and amortization                1,667,708          1,026,243
                                                               -------------      -------------

              Bank premises and equipment, net                     5,053,034          4,353,326
                                                               -------------      -------------

Accrued interest receivable                                        4,287,606          3,234,949
Federal income tax receivable                                      1,083,476              --
Deferred tax asset, net                                            1,447,121          1,719,300
Other assets                                                         329,184            226,591
                                                               -------------      -------------

Total assets                                                   $ 369,333,765      $ 299,041,396
                                                               =============      =============

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2000                1999
                                                                     ----                ----
LIABILITIES
     Deposits
         Demand - noninterest bearing                          $  86,348,482       $  70,029,027
         Demand - interest bearing                                87,500,414          89,490,720
         Time and savings                                        109,999,031          92,447,906
                                                               -------------       -------------

                  Total deposits                                 283,847,927         251,967,653

     Federal funds purchased                                      17,000,000               --
     Other borrowings                                             16,000,000               --
     Accrued interest payable                                      1,510,927             879,291
     Federal income taxes payable                                      --                206,181
     Other liabilities                                               715,437             627,507
                                                               -------------       -------------

                  Total liabilities                              319,074,291         253,680,632
                                                               -------------       -------------

STOCKHOLDERS' EQUITY
     Common stock, $1 par value 20,000,000 shares
         authorized, 13,415,267 and 13,418,017 issued
         in 2000 and 1999, respectively                           13,415,267          13,418,017
     Paid-in capital                                              26,515,193          26,532,993
     Retained earnings                                            10,519,458           5,743,180
     Accumulated other comprehensive income (loss)                     6,356              (6,426)
     Deferred directors' compensation                               (196,800)           (327,000)
                                                               -------------       -------------

                  Total stockholders' equity                      50,259,474          45,360,764
                                                               -------------       -------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                      $ 369,333,765       $ 299,041,396
                                                               =============       =============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended December 31, 2000, 1999 and 1998

                                                                 2000               1999                 1998
                                                                 ----               ----                 ----
INTEREST INCOME
     Interest and fees on loans                              $26,309,209         $17,633,049         $13,310,493
     Interest and dividends on investment securities             387,418             386,961             351,933
     Interest on federal funds sold                              143,264           1,336,396           1,259,919
                                                             -----------         -----------         -----------

           Total interest income                              26,839,891          19,356,406          14,922,345
                                                             -----------         -----------         -----------

INTEREST EXPENSE
     Interest on deposits                                      8,778,759           6,001,718           4,706,417
     Interest on other borrowings                                901,694                --                  --
                                                             -----------         -----------         -----------

           Total interest expense                              9,680,453           6,001,718           4,706,417
                                                             -----------         -----------         -----------

           Net interest income                                17,159,438          13,354,688          10,215,928

PROVISION FOR LOAN LOSSES                                      3,150,000           1,320,000             975,000
                                                             -----------         -----------         -----------

           Net interest income after provision
              for loan losses                                 14,009,438          12,034,688           9,240,928
                                                             -----------         -----------         -----------

OTHER OPERATING INCOME
     Service charges                                           1,779,183           1,281,951             714,912
     Other                                                       878,348             564,126             434,465
                                                             -----------         -----------         -----------

           Total other operating income                        2,657,531           1,846,077           1,149,377
                                                             -----------         -----------         -----------

OTHER OPERATING EXPENSES
     Salaries and employee benefits                            4,594,091           3,842,432           2,960,405
     Depreciation and amortization                               663,031             433,962             310,416
     Advertising                                                 398,429             347,215             381,132
     Occupancy expense                                           460,016             429,827             361,323
     Federal Deposit Insurance Corporation
         premiums, net                                            49,636              22,762              25,883
     Professional fees                                           189,969             159,450             188,722
     Supplies, stationery and office expenses                    511,157             356,693             628,913
     Taxes other than on income and salaries                     348,188             171,002             187,488
     Data processing                                             910,865             859,077             431,025
     Postage                                                     189,550             176,357             122,732
     Other                                                     1,070,470             882,634             745,964
                                                             -----------         -----------         -----------

           Total other operating expenses                      9,385,402           7,681,411           6,344,003
                                                             -----------         -----------         -----------

           Earnings before income taxes                        7,281,567           6,199,354           4,046,302
INCOME TAXES                                                   2,505,289           2,106,629             741,999
                                                             -----------         -----------         -----------

NET EARNINGS                                                 $ 4,776,278         $ 4,092,725         $ 3,304,303
                                                             ===========         ===========         ===========

NET EARNINGS PER SHARE - Basic                               $      0.36         $      0.31         $      0.25
                                                             ===========         ===========         ===========

NET EARNINGS PER SHARE - Diluted                             $      0.35         $      0.30         $      0.24
                                                             ===========         ===========         ===========

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                                                               Accumulated
                                                                                                                  other
                                                                 Common          Paid-in        Retained      comprehensive
                                                                  stock          capital        earnings      income (loss)
                                                              ------------    ------------    ------------    ------------
Balance at December 31, 1997                                  $ 13,333,334    $ 26,137,427    $ (1,653,848)   $     36,329
COMPREHENSIVE INCOME
   Net earnings                                                       --              --         3,304,303            --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of deferred tax of $(6,017)                    --              --              --           (11,681)


       TOTAL COMPREHENSIVE INCOME


Directors' stock compensation plan (64,600 shares)                  64,600         323,000            --              --
Amortization of directors' stock compensation plan                    --              --              --              --
                                                              ------------    ------------    ------------    ------------
Balance at December 31, 1998                                    13,397,934      26,460,427       1,650,455          24,648
COMPREHENSIVE INCOME
   Net earnings                                                       --              --         4,092,725            --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of deferred tax of $(16,007)                   --              --              --           (31,074)


       TOTAL COMPREHENSIVE INCOME


Exercise of stock options                                            9,283          18,566            --              --
Directors' stock compensation plan (10,800 shares)                  10,800          54,000            --              --
Amortization of directors' stock compensation plan                    --              --              --              --
                                                              ------------    ------------    ------------    ------------
Balance at December 31, 1999                                    13,418,017      26,532,993       5,743,180          (6,426)
COMPREHENSIVE INCOME
   Net earnings                                                       --              --         4,776,278            --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of reclassification adjustment and
       deferred tax of $6,584                                         --              --              --            12,782
                                                              ------------    ------------    ------------    ------------

       TOTAL COMPREHENSIVE INCOME


Exercise of stock options                                            1,350           2,700            --              --
Cancellation of directors' shares (4,100 shares)                    (4,100)        (20,500)           --              --
Amortization of directors' stock compensation plan                    --              --              --              --
                                                              ------------    ------------    ------------    ------------
Balance at December 31, 2000                                  $ 13,415,267    $ 26,515,193    $ 10,519,458    $      6,356
                                                              ============    ============    ============    ============

                                                                   Deferred
                                                                  directors'
                                                                 compensation        Total
                                                                 ------------    ------------
Balance at December 31, 1997                                     $       --      $ 37,853,242
COMPREHENSIVE INCOME
   Net earnings                                                          --         3,304,303
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of deferred tax of $(6,017)                       --           (11,681)
                                                                                 ------------

       TOTAL COMPREHENSIVE INCOME                                                   3,292,622
                                                                                 ------------

Directors' stock compensation plan (64,600 shares)                   (387,600)           --
Amortization of directors' stock compensation plan                     18,600          18,600
                                                                 ------------    ------------
Balance at December 31, 1998                                         (369,000)     41,164,464
COMPREHENSIVE INCOME
   Net earnings                                                          --         4,092,725
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of deferred tax of $(16,007)                      --           (31,074)
                                                                                 ------------

       TOTAL COMPREHENSIVE INCOME                                                   4,061,651
                                                                                 ------------

Exercise of stock options                                                --            27,849
Directors' stock compensation plan (10,800 shares)                    (64,800)           --
Amortization of directors' stock compensation plan                    106,800         106,800
                                                                 ------------    ------------
Balance at December 31, 1999                                         (327,000)     45,360,764
COMPREHENSIVE INCOME
   Net earnings                                                          --         4,776,278
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of reclassification adjustment and
       deferred tax of                                                   --            12,782
                                                                 ------------    ------------

       TOTAL COMPREHENSIVE INCOME                                                   4,789,060
                                                                                 ------------

Exercise of stock options                                                --             4,050
Cancellation of directors' shares (4,100 shares)                       24,600            --
Amortization of directors' stock compensation plan                    105,600         105,600
                                                                 ------------    ------------
Balance at December 31, 2000                                     $   (196,800)   $ 50,259,474
                                                                 ============    ============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                                  2000                 1999                 1998
                                                                                  ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                              $  4,776,278         $  4,092,725         $  3,304,303
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                                                663,031              433,962              310,416
     Deferred income taxes                                                        265,595             (403,280)            (969,287)
     Amortization of deferred directors' compensation                             105,600              106,800               18,600
     Provision for loan losses                                                  3,150,000            1,320,000              975,000
     Change in:
       Accrued interest receivable                                             (1,052,657)            (885,866)          (1,188,135)
       Federal income tax receivable                                           (1,083,476)                --                   --
       Other assets                                                              (102,593)             (67,202)             (80,681)
       Accrued interest payable                                                   631,636              194,829              461,786
       Federal income taxes payable                                              (206,181)             139,187             (257,715)
       Other liabilities                                                           87,930              394,682              148,023
     Other                                                                        (12,216)              19,835                6,870
                                                                             ------------         ------------         ------------

         Net cash provided by operating activities                              7,222,947            5,345,672            2,729,180
                                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and pay-downs
     on securities available-for-sale                                           5,631,219            2,723,119            2,816,304
   Purchases of securities available-for-sale                                  (3,947,279)          (2,210,140)          (5,059,010)
   Change in loans to customers                                               (70,232,616)         (75,491,891)         (67,423,660)
   Expenditures for bank premises and equipment                                (1,362,739)          (2,275,055)          (1,960,393)
                                                                             ------------         ------------         ------------

         Net cash used by investing activities                                (69,911,415)         (77,253,967)         (71,626,759)
                                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                    31,880,274           46,828,539           98,884,456
   Net increase in federal funds purchased                                     17,000,000                 --                   --
   Net increase in other borrowings                                            16,000,000                 --                   --
   Proceeds from exercise of stock options                                          4,050               27,849                 --
                                                                             ------------         ------------         ------------

         Net cash provided by financing activities                             64,884,324           46,856,388           98,884,456
                                                                             ------------         ------------         ------------

         Net increase (decrease) in cash and
           cash equivalents                                                     2,195,856          (25,051,907)          29,986,877

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                           25,061,268           50,113,175           20,126,298
                                                                             ------------         ------------         ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                               $ 27,257,124         $ 25,061,268         $ 50,113,175
                                                                             ============         ============         ============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2000, 1999 and 1998


Nature of Operations

Tejas Bancshares, Inc. (the Company) provides a variety of financial services to individuals and corporate customers in the community of Amarillo, Texas and the surrounding geographical area. The Company's primary deposit products are demand deposits and time and savings accounts. Its primary lending products are consumer, commercial, agriculture and real estate loans. The Company also provides trust services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include The First National Bank of Amarillo (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive Income

The Company follows the provisions of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Under this standard, comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale, net of tax.

Investment Securities

The Company classifies its investment securities in one of three categories; trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading at December 31, 2000 or 1999. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other operating income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses are recognized in earnings for transfers into trading securities.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2000, 1999 and 1998


Investment Securities (Continued)

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of new cost basis for the security.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the market price or the fair value of the collateral if the loan is collateral dependent. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.
Interest payments received on nonaccrual loans are generally applied to principal.

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

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2000, 1999 and 1998


Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers due from banks and federal funds sold to be cash equivalents. Federal funds sold are generally purchased and sold for one-day periods.

Net Earnings Per Share

Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2000, 1999 and 1998


Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compen-sation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. The Company will adopt the new standard beginning with its 2001 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting this new standard and believes it will not have a material impact.


                   This information is an integral part of the
                 accompanying consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 1 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type at December 31, 2000, were as follows:

                                                               Gross            Gross
                                          Amortized          unrealized       unrealized              Fair
                                             cost              gains            losses                value
                                         ----------           -------           -------            ----------
Available-for-sale:
    Government agency securities         $1,833,508           $ 5,603           $(1,250)           $1,837,861
    Mortgage-backed securities            1,207,876             8,147            (2,870)            1,213,153
    Other securities                      2,019,775              --                --               2,019,775
                                         ----------           -------           -------            ----------

Total available-for-sale                 $5,061,159           $13,750           $(4,120)           $5,070,789
                                         ==========           =======           =======            ==========

Other securities consist of Federal Home Loan Bank and Federal Reserve Bank stock at December 31, 2000.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type at December 31, 1999, were as follows:

                                                               Gross            Gross
                                          Amortized          unrealized       unrealized              Fair
                                             cost              gains            losses                value
                                         ----------           -------           -------             ----------
Available-for-sale:
    U.S. Treasury securities             $2,203,191           $  --             $ (3,880)           $2,199,311
    Government agency securities          1,826,368             1,910            (10,285)            1,817,993
    Mortgage-backed securities            1,487,649             8,503             (5,984)            1,490,168
    Other securities                      1,215,675              --                 --               1,215,675
                                         ----------           -------           --------            ----------

Total available-for-sale                 $6,732,883           $10,413           $(20,149)           $6,723,147
                                         ==========           =======           ========            ==========

Other securities consist of Federal Reserve Bank stock at December 31, 1999.

Maturities of investment securities classified as available-for-sale were as follows at December 31, 2000 (maturities of mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized              Fair
                                                   cost                value
                                                ----------          ----------
Available-for-sale:
    Due one year or less                        $2,761,963          $2,765,865
    Due from one to five years                     199,945             202,282
    Due from five to ten years                      36,055              37,691
    Due after ten years                             43,421              45,176
    Other                                        2,019,775           2,019,775
                                                ----------          ----------

Total available-for-sale                        $5,061,159          $5,070,789
                                                ==========          ==========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 1 - INVESTMENT SECURITIES (CONTINUED)

Investment securities with a carrying value of approximately $2,000,000 and $4,700,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits as required or permitted by law.


NOTE 2 - LOANS

The major classification of loans are as follows:

                                                      2000              1999
                                                      ----              ----

Real estate - primarily commercial mortgage      $ 139,203,866    $ 105,900,875
Agriculture                                         57,310,086       39,454,848
Commercial                                         106,098,467       94,893,661
Installment loans to individuals                    23,692,144       20,432,316
Student loans                                        3,502,551        1,606,681
Unearned income                                        (12,098)         (40,888)
                                                 -------------    -------------

Total loans                                      $ 329,795,016    $ 262,247,493
                                                 =============    =============


The Bank grants consumer, commercial, agriculture and real estate loans to customers in primarily the community of Amarillo, Texas and the surrounding geographical area. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their commitments is dependent upon the real estate and agricultural sectors.

The changes in the allowance for loan losses were as follows:

                                                      2000             1999            1998
                                                      ----             ----            ----
Balance at beginning of year                     $ 4,524,678      $ 3,625,435      $ 2,748,418
Provision charged to expense                       3,150,000        1,320,000          975,000
Loans charged off                                 (2,703,959)        (661,511)        (114,219)
Recoveries on loans previously charged off            18,866          240,754           16,236
                                                 -----------      -----------      -----------

Balance at end of year                           $ 4,989,585      $ 4,524,678      $ 3,625,435
                                                 ===========      ===========      ===========

At December 31, 2000 and 1999 there were no material amounts of impaired loans.


NOTE 3 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more was approximately $61,359,000 and $52,534,000 at December 31, 2000 and 1999,
respectively. The related interest expense on these deposits was approximately $3,580,000 and $2,253,000 for 2000 and 1999, respectively. Other interest-bearing deposits of $100,000 or more totaled approximately $81,032,000 and $74,487,000 at December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of all time deposits were substantially all within one year.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 4 - OTHER BORROWINGS

Other borrowings consist of advances from the Federal Home Loan Bank (FHLB) which are secured by stock in FHLB, deposits with FHLB and certain first mortgage loans. The borrow-ings bear interest at rates ranging from 6.39% to 6.48% and are due within seven days.


NOTE 5 - INCOME TAXES

The following is a summary of the components of income tax expense:

                                   2000              1999              1998
                                   ----              ----              ----

Current - federal               $2,239,694       $ 2,509,909       $ 1,711,286
Deferred                           265,595          (403,280)         (969,287)
                                ----------       -----------       -----------

Total income tax expense        $2,505,289       $ 2,106,629       $   741,999
                                ==========       ===========       ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                          2000          1999
                                                          ----          ----
Deferred tax assets:
     Allowance for loan losses                       $ 1,302,205    $1,499,283
     Bank premises and equipment basis and
         depreciation differences                        151,027       116,638
     Allowance for investment security losses             24,685        27,461
     Available-for-sale securities                          --           3,311
     Other                                                36,550        72,607
                                                     -----------    ----------

                                                       1,514,467     1,719,300
Deferred tax liabilities:
     Available-for-sale securities                        (3,274)         --
     Other                                               (64,072)         --
                                                     -----------    ----------

Net deferred tax asset                               $ 1,447,121    $1,719,300
                                                     ===========    ==========

Management believes that it is more likely than not that the Company will realize the recorded deferred tax assets and, accordingly, no valuation allowance has been established.

Total income taxes for the years ended December 31, 2000, 1999 and 1998 are allocated $2,505,289, $2,106,629, and $741,999, respectively, to income tax from operations and $6,584, $(16,007) and $(6,017), respectively, as a component of other comprehensive income for the tax effect of unrealized gains (losses) on available-for-sale securities recognized for financial report-ing purposes.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 5 - INCOME TAXES (CONTINUED)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2000, 1999 and 1998 to earnings before income taxes as a result of the following:

                                         2000            1999            1998
                                         ----            ----            ----

Computed "expected" tax expense      $2,475,733     $ 2,107,780     $ 1,375,743
Effect of valuation allowance              --              --          (644,015)
Other, net                               29,556          (1,151)         10,271
                                     ----------     -----------     -----------

Total income tax expense             $2,505,289     $ 2,106,629     $   741,999
                                     ==========     ===========     ===========


NOTE 6 - STOCK OPTIONS AND STOCK COMPENSATION PLAN

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

The following table summarizes the activity for the Plan:

                                                             Weighted-average
                                                 Shares       exercise price
                                                 ------       --------------

Outstanding at December 31, 1997                   --            $   --
     Granted                                    514,600              3.03
     Exercised                                     --                --
     Expired or canceled                         (6,600)             3.00
                                               --------          --------

Outstanding at December 31, 1998                508,000              3.03
     Granted                                    186,500              5.90
     Exercised                                   (9,283)             3.00
     Expired or canceled                        (76,900)             3.20
                                               --------          --------

Outstanding at December 31, 1999                608,317              3.89
     Granted                                      7,500              6.00
     Exercised                                   (1,350)             3.00
     Expired or canceled                        (11,800)             3.76
                                               --------          --------

Outstanding at December 31, 2000                602,667          $   3.92
                                               ========          ========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 6 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (CONTINUED)

Stock Options (continued)

                                                               Weighted-average
                                                    Shares      exercise price
                                                    ------      --------------

Exercisable at end of year
     December 31, 2000                             104,867         $ 3.51
     December 31, 1999                              45,225           3.00
     December 31, 1998                                --             --

Available for grant at end of year
     December 31, 2000                             720,033
     December 31, 1999                             715,733
     December 31, 1998                             825,333


The following table summarizes information about options outstanding under the Plan at December 31, 2000:

                    Options Outstanding                            Options Exercisable
     ---------------------------------------------------     ------------------------------
                    Weighted-average
       Number           remaining       Weighted-average       Number      Weighted-average
     outstanding    contractual life     exercise price      exercisable    exercise price
     -----------    ----------------     --------------      -----------    --------------
      418,167             7.14             $   3.00             87,167         $  3.00
      184,500             8.37                 6.00             17,700            6.00

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the Plan and recognizes no compensation costs in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma 2000, 1999 and 1998 net earnings and earnings per share would have been as follows:

                                       2000             1999              1998
                                       ----             ----              ----

Net earnings
     As reported                   $4,776,278       $4,092,725        $3,304,303
     Pro forma                      4,660,478        3,928,725         3,181,303
Earnings per share
     Basic
         As reported               $     0.36       $     0.31        $     0.25
         Pro forma                       0.35             0.29              0.24
     Diluted
         As reported               $     0.35       $     0.30        $     0.24
         Pro forma                       0.35             0.29              0.23

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 6 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (CONTINUED)

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2000             1999              1998
                                      ----             ----              ----

Risk-free interest rate               6.03%            5.65%             5.14%
Expected life (years)                 7.51             8.49              9.14
Expected volatility                  32.00%           32.00%            32.00%
Expected dividend yield                --               --                --

In accordance with SFAS 123, the weighted average fair value of options granted during 2000, 1999 and 1998 was $3.34, $3.28 and $4.28, respectively.

Directors' Stock Compensation Plan

During October 1998, the Company's board of directors approved a nonemployee directors' compensation plan for the directors of the Bank. The Plan provides that directors will receive shares of common stock as compensation for serving. Restricted shares are issued to the directors and are released after the end of each year of service. Shares related to missed meetings or for termination are forfeited back to the Company. A committee of the board determined the fair value at the date of issue. During 1999 and 1998, a total of 10,800 and 64,000 shares, respectively, were issued under the Plan. No shares were issued under the Plan during 2000. During 2000, 4,100 shares were forfeited back to the Company for missed meetings. Amortization of compensation cost in 2000, 1999 and 1998 amounted to $105,600, $106,800 and $18,600, respectively.


NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

The Company's directors and their associates, including companies and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of the Company. The following is a summary of loan activity with these parties for the year ended December 31, 2000, 1999 and 1998:

                                                     2000            1999             1998
                                                     ----            ----             ----
Balances at beginning of period                 $ 13,180,375     $ 12,139,003     $ 10,550,806
Balances related to directors elected
     during 1999                                        --          3,100,453             --
Advances                                          33,771,298       11,069,541       11,679,984
Repayment                                        (26,146,375)     (13,128,622)     (10,091,787)
                                                ------------     ------------     ------------

Balances at end of year                         $ 20,805,298     $ 13,180,375     $ 12,139,003
                                                ============     ============     ============

The Company also has deposit activities with related parties in the normal course of business which amounted to $14,046,967, $12,441,002 and $4,249,597 at December 31, 2000, 1999, and 1998, respectively.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 7 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

During 1998, the Company entered into a lease agreement with a partnership for certain land to be used for a branch site. Two partners are members of the Company's Board of Directors. Lease expense recognized during 1998 for the agreement was approximately $6,600. During 1999, the land was purchased for $521,000. The two directors sold the land at their cost (unaudited).


NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash disbursed for interest for the years ended December 31, 2000, 1999 and 1998 was $9,048,817, $5,806,889, and $4,244,631, respectively. Cash disbursed for income taxes was $3,426,000, $2,286,000 and $1,969,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

During the year ended December 31, 2000, noncash investing activities included the recognition as a component of comprehensive income the net unrealized gain on available-for-sale securities of $12,782, net of deferred taxes of $6,584.

During the year ended December 31, 1999, noncash investing activities included the recognition as a component of comprehensive income the net unrealized loss on available-for-sale securities of $(31,074), net of deferred taxes of $(16,007).

During the year ended December 31, 1998, noncash investing activities included the recognition as a component of comprehensive income the net unrealized loss on available-for-sale securities of $(11,681), net of deferred taxes of $(6,017).

Other noncash transactions during 1999 and 1998 included the issuance of 10,800 and 64,600 shares, respectively, of common stock under a directors' stock compensation plan. There were no shares of common stock issued under a directors' stock compensation plan during 2000, but 4,100 shares were canceled.


NOTE 9 - LEASE COMMITMENTS

The Company leases certain land and office space under noncancelable operating leases expiring in various years through 2027. Certain leases contain renewal options from five to ten years based on existing or escalated terms. Future minimum lease payments under these leases are as follows:

2001                       $  228,466
2002                          207,564
2003                          186,539
2004                          128,219
2005                           67,500
Later years                   438,000
                           ----------

Total                      $1,256,288
                           ==========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 9 - LEASE COMMITMENTS (CONTINUED)

Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $260,000, $242,000 and $161,000, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. Unfunded loan commitments and letters of credit at December 31, 2000 were approximately $144,000,000 and $6,140,000, respectively. Management does not anticipate any losses as a result of these transactions.


NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

                                  2000                                 1999                                  1998
                 -----------------------------------    ----------------------------------    ----------------------------------

                    Income       Shares    Per share      Income      Shares     Per share      Income       Shares    Per share
                  numerator   denominator    amount      numerator  denominator    amount      numerator  denominator    amount
                 -----------  -----------  ---------    ----------  -----------  ---------    ----------  -----------  ---------
Basic EPS        $ 4,776,278   13,415,184   $ 0.36      $4,092,725  13,406,764     $0.31      $3,304,303   13,344,130    $0.25

Effect of dilutive
    stock options         --      209,083                       --     214,159                        --      166,000
                 -----------   ----------    -----      ----------  ----------    ------      ----------   ----------   ------
Diluted EPS      $ 4,776,278   13,624,267    $0.35      $4,092,725  13,620,923    $ 0.30      $3,304,303   13,510,130   $ 0.24
                 ===========   ==========    =====      ==========  ==========    ======      ==========   ==========   ======

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 12 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities

For investment securities, excluding restricted equity securities, fair value is equal to the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or bid quotations received from securities dealers. The carrying value of restricted equity securities approximate fair values. Securities available-for-sale had a carrying value and fair value of approximately $5,071,000 and $6,723,000 at December 31, 2000 and 1999, respectively.

Loans

Fair values of loans are estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. The carrying value of loans, net of the allowance for loan losses, was $324,805,431 and $257,722,815 at December 31, 2000 and 1999, respectively. The fair value of loans at those dates was approximately the same as carrying value.

Deposits

The fair value of demand deposits, both interest and noninterest bearing, and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. At December 31, 2000 and 1999, the carrying value of deposits was $283,847,927 and $251,967,653. The fair value of deposits at those dates was approximately the same as carrying value.

Federal Funds Purchased and Other Borrowings

The fair values of federal funds purchased and advances from the Federal Home Loan Bank are equal to the carrying values as such liabilities are deemed to be short-term borrowings.

Other

The carrying amounts of cash and short-term instruments and accrued interest approximate fair value.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 12 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
          (CONTINUED)

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


NOTE 13 - RETIREMENT PLAN

Effective January 1, 1999, the Company adopted a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2000 and 1999, expense attributable to the Plan amounted to $116,000 and $63,000, respectively.


NOTE 14 - REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital to average assets (as defined). Management believes, as of December 31, 2000 that the Company and Bank meet all capital adequacy requirements to which they are subject.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 14 - REGULATORY MATTERS (CONTINUED)

As of December 31, 2000, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                      To be well
                                                                                                   capitalized under
                                                                            For capital            prompt corrective
                                                      Actual             adequacy purposes         action provisions
                                               --------------------     --------------------     --------------------
                                                Amount       Ratio       Amount       Ratio       Amount       Ratio
                                               --------------------     --------------------     --------------------
As of December 31, 2000

    Total Capital (to Risk Weighted Assets):
        Tejas Bancshares, Inc.                 $54,409,560   16.47%     $ 26,431,081    8.0%         N/A
        The Bank                                53,580,277   16.22%       26,423,496    8.0%     $ 33,029,370   10.0%

    Tier I Capital (to Risk Weighted Assets):
        Tejas Bancshares, Inc.                 $50,259,474   15.21%     $ 13,215,540    4.0%         N/A
        The Bank                                49,431,347   14.97%       13,211,748    4.0%     $ 19,817,622    6.0%

    Tier I Capital (to Average Assets):
        Tejas Bancshares, Inc.                 $50,259,474   15.22%     $ 13,207,775    4.0%         N/A
        The Bank                                49,431,347   14.97%       13,206,774    4.0%     $ 16,508,467    5.0%

As of December 31, 1999

    Total Capital (to Risk Weighted Assets):
        Tejas Bancshares, Inc.                 $48,625,652   18.79%     $ 20,706,927    8.0%         N/A
        The Bank                                47,809,951   18.47%       20,703,376    8.0%     $ 25,879,220   10.0%

    Tier I Capital (to Risk Weighted Assets):
        Tejas Bancshares, Inc.                 $45,360,764   17.52%     $ 10,353,463    4.0%         N/A
        The Bank                                44,545,610   17.21%       10,351,688    4.0%     $ 15,527,532    6.0%

    Tier I Capital (to Average Assets):
        Tejas Bancshares, Inc.                 $45,360,764   17.01%     $ 10,665,923    4.0%         N/A
        The Bank                                44,545,610   16.71%       10,665,103    4.0%     $ 13,332,629    5.0%

There are certain regulatory guidelines on the amount of dividends that can be paid by the Bank to the Company. These guidelines do not currently have a significant effect on the amount of dividends paid by the Bank. The Bank is also required to maintain certain daily reserve balances on hand in accordance with requirements of the Board of Governors of the Federal Reserve System. For the years ended December 31, 2000 and 1999, the Bank maintained average cash and due from bank balances of approximately $3,448,000 and $5,582,000, respectively, in order to satisfy such requirements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets, statements of earnings and cash flows for Tejas Bancshares, Inc. (parent only) follow:

Condensed Balance Sheets

                                                  2000                1999
                                                  ----                ----

Assets
     Cash on deposit with Bank                $   729,688         $   680,227
     Investment in Bank                        49,437,347          44,551,610
     Current tax receivable                        56,535              86,291
     Deferred tax benefit                          35,904              42,636
                                              -----------         -----------

TOTAL ASSETS                                  $50,259,474         $45,360,764
                                              ===========         ===========

STOCKHOLDERS' EQUITY                          $50,259,474         $45,360,764
                                              ===========         ===========


Condensed Statements of Earnings

                                     2000            1999            1998
                                     ----            ----            ----

EXPENSES
   Other                         $   96,677      $  106,948      $  143,332

EQUITY IN UNDISTRIBUTED
   INCOME OF BANK                 4,872,955       4,199,673       3,447,625
                                 ----------      ----------      ----------

NET EARNINGS                     $4,776,278      $4,092,725      $3,304,303
                                 ==========      ==========      ==========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows

                                                                   2000            1999             1998
                                                                   ----            ----             ----
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net earnings                                              $ 4,776,278     $ 4,092,725      $ 3,304,303
     Adjustments to reconcile net earnings
       to net cash provided (used) by operating
       activities:
         Equity in undistributed (income) of Bank               (4,872,955)     (4,199,673)      (3,447,625)
         Amortization of deferred directors'
           compensation                                            105,600         106,800           18,600
         Change in current tax receivable                           29,756         (12,459)         (73,832)
         Other                                                       6,732         (42,636)          28,021
                                                               -----------     -----------      -----------

              Net cash provided (used) by
              operating activities                                  45,411         (55,243)        (170,533)
                                                               -----------     -----------      -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES
     Investment in subsidiary                                         --            (6,000)            --
                                                               -----------     -----------      -----------

              Net cash used by investing activities                   --            (6,000)            --
                                                               -----------     -----------      -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Proceeds from exercise of stock options                         4,050          27,849             --
                                                               -----------     -----------      -----------

              Net cash provided by financing activities              4,050          27,849             --
                                                               -----------     -----------      -----------

              Increase (decrease) in cash                           49,461         (33,394)        (170,533)

CASH, BEGINNING OF YEAR                                            680,227         713,621          884,154
                                                               -----------     -----------      -----------

CASH, END OF YEAR                                              $   729,688     $   680,227      $   713,621
                                                               ===========     ===========      ===========

                   This information is an integral part of the
                accompanying consolidated financial statements.