Form 10-Q
period 2001-03-31
TEJAS BANCSHARES INC
filed 2001-05-14
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

                     [ ] TRANSITION REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                   ----------


                           Commission File No. 0-24023
                                    --------



                             TEJAS BANCSHARES, INC.


State of Organization                               IRS Employer Identification
        Texas                                              No. 75-1950688

                           905 S. Fillmore, Suite 701
                              Amarillo, Texas 79101


                   Registrant's telephone number: 806-373-7900


                                   ----------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes _X_ No ___ (2) Yes _X_ No ___


As of March 31, 2001, 13,408,634 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.

                                      INDEX
                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets
           at March 31, 2001 and December 31, 2000                             1

         Condensed Consolidated Statements of Operations for the
           three-month periods ended March 31, 2001 and 2000                   2

         Condensed Consolidated Statements of Cash Flows for the
           three-month periods ended March 31, 2001 and 2000                   3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2:  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                            5

Part II.  Other Information                                                   12

Signatures                                                                    13

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                      March 31, 2001 and December 31, 2000


                                ASSETS
                                                   March 31,      December 31,
                                                     2001            2000*
                                                -------------    -------------
Cash and due from banks                         $  15,763,505    $  25,527,124
Federal funds sold                                  2,170,000        1,730,000
Securities available-for-sale                       5,745,760        5,070,789

Loans                                             325,467,813      329,795,016
Less allowance for loan losses                     (5,636,344)      (4,989,585)
                                                -------------    -------------
      Loans, net                                  319,831,469      324,805,431
                                                -------------    -------------

Bank premises and equipment, net                    4,971,041        5,053,034
Accrued interest receivable                         4,550,308        4,287,606
Federal income taxes receivable                          --          1,083,476
Net deferred tax asset                              1,665,852        1,447,121
Other assets                                          457,648          329,184

                                                -------------    -------------
TOTAL ASSETS                                    $ 355,155,583    $ 369,333,765
                                                =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing           $  73,365,001    $  86,348,482
         Demand - interest bearing                 97,830,518       87,500,414
         Time and savings                         104,513,559      109,999,031
                                                -------------    -------------
            Total deposits                        275,709,078      283,847,927
                                                -------------    -------------

      Federal funds purchased                            --         17,000,000
      Other borrowings                             25,000,000       16,000,000
      Accrued interest payable                      1,604,088        1,510,927
      Federal income taxes payable                    342,700             --
      Other liabilities                               830,071          715,437
                                                -------------    -------------
            Total liabilities                     303,485,937      319,074,291
                                                -------------    -------------

STOCKHOLDERS' EQUITY
      Common stock                                 13,408,634       13,415,267
      Paid-in capital                              26,479,127       26,515,193
      Retained earnings                            11,890,658       10,519,458
      Accumulated other comprehensive income           16,927            6,356
      Deferred directors' compensation               (125,700)        (196,800)
                                                -------------    -------------
            Total stockholders' equity             51,669,646       50,259,474
                                                -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 355,155,583    $ 369,333,765
                                                =============    =============

* Condensed from audited financial statements.


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                Three-month periods ended March 31, 2001 and 2000

                                                  Three-month periods ended
                                                          March 31,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------
INTEREST INCOME AND FEES
     Interest and fees on loans                   $7,021,070     $5,644,604
     Interest and dividends on
       investment securities                          86,408         93,980
     Interest on due from banks                          509           --
     Interest on federal funds sold                   28,496         78,092
                                                  ----------     ----------
            Total interest income and fees         7,136,483      5,816,676
                                                  ----------     ----------
INTEREST EXPENSE
     Interest on deposits                          2,178,528      1,893,874
     Interest on federal funds purchased             167,816         33,355
     Interest on other borrowings                    332,862           --
                                                  ----------     ----------
            Total interest expense                 2,679,206      1,927,229
                                                  ----------     ----------
            Net interest income                    4,457,277      3,889,447
PROVISION FOR LOAN LOSSES                            750,000        450,000
                                                  ----------     ----------
            Net interest income after provision
              for loan losses                      3,707,277      3,439,447
OTHER OPERATING INCOME
     Service charges                                 490,502        398,631
     Other                                           287,508        170,930
                                                  ----------     ----------
            Total other operating income             778,010        569,561
OTHER OPERATING EXPENSES
     Salaries and employee benefits                1,188,715      1,195,972
     Depreciation                                    147,220        125,879
     Advertising                                      75,210        100,826
     Occupancy expense                               135,171         94,421
     Federal Deposit Insurance Corporation
       premiums                                       12,993         11,975
     Professional fees                                63,059         52,410
     Supplies, stationary and office expenses         96,383        138,685
     Taxes other than on income and salaries         104,914         75,468
     Data processing                                 232,089        256,032
     Postage                                          59,609         55,125
     Other                                           290,076        240,590
                                                  ----------     ----------
            Total other operating expenses         2,405,439      2,347,383
                                                  ----------     ----------
            Earnings before income taxes           2,079,848      1,661,625
INCOME TAXES                                         708,648        564,951
                                                  ----------     ----------
NET EARNINGS                                      $1,371,200     $1,096,674
                                                  ==========     ==========
NET EARNINGS PER SHARE-Basic                      $     0.10     $     0.08
                                                  ==========     ==========
NET EARNINGS PER SHARE-Diluted                    $     0.10     $     0.08
                                                  ==========     ==========

           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three-month periods ended March 31, 2001 and 2000

                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                  $  1,371,200    $  1,096,674
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                                    147,220         125,879
        Deferred income taxes                                          (224,177)       (103,495)
        Amortization of deferred directors' compensation                 25,500          26,700
        Provision for loan losses                                       750,000         450,000
        Amortization of premium  or (accretion) of
            discount relating to investment securities, net              (1,876)          3,302
        Changes in:
            Accrued interest receivable                                (262,702)       (773,456)
            Federal income taxes receivable                           1,083,476            --
            Other assets                                               (128,464)        (55,672)
            Accrued interest payable                                     93,161         193,634
            Federal income taxes payable                                342,700         458,445
            Other liabilities                                           114,634          88,103
                                                                   ------------    ------------
                Net cash provided by operating activities             3,310,672       1,510,114
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
      securities available-for-sale                                      56,022       2,255,010
     Purchases of securities available-for-sale                        (713,100)     (2,170,781)
     Change in loans to customers                                     4,223,962     (13,450,830)
     Expenditures for bank premises and equipment                       (65,227)       (810,030)
                                                                   ------------    ------------
                Net cash provided (used) by investing activities      3,501,657     (14,176,631)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                             (8,138,849)      5,815,230
     Net decrease in federal funds purchased                        (17,000,000)           --
     Net increase in other borrowings                                 9,000,000            --
     Proceeds from the exercise of stock options                          2,901           2,250
                                                                   ------------    ------------
                Net cash provided (used) by financing activities    (16,135,948)      5,817,480
                                                                   ------------    ------------
                Net decrease in cash and cash equivalents            (9,323,619)     (6,849,037)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     27,257,124      25,061,268
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 17,933,505    $ 18,212,231
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

During the three-months ended March 31, 2001 and 2000, pursuant to the Company's Directors' Stock Compensation Plan, 7,600 (total value of $45,600) and 4,100 (total value of $24,600) shares of common stock, respectively, were forfeited by directors for missed meetings.

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

     On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Company's financial statements.

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

                                              2001                                  2000
                               ---------------------------------  ------------------------------------
                                 Income       Shares   Per share    Income         Shares    Per share
                               numerator   denominator  amount    numerator     denominator   amount
                               ----------  ----------- ---------  ----------    -----------  ---------
Three-months ended March 31:
Basic EPS                      $1,371,200   13,412,316   $0.10    $1,096,674     13,415,104   $0.08
Effect of dilutive
   stock options                     --        207,500                  --          213,284
                               ----------   ----------            ----------     ----------
Diluted EPS                    $1,371,200   13,619,816   $0.10    $1,096,674     13,628,388   $0.08
                               ==========   ==========            ==========     ==========


(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the three months ended March 31, 2001 the Company granted 800 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.

            This information is an integral part of the accompanying
                  condensed consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month Periods Ended March 31, 2001 as Compared to the Three-Month Periods Ended March 31, 2000:

                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) achieved net earnings for the three-month period ended March 31, 2001 of $1,371,200 as compared to earnings of $1,096,674 for the three-month period ended March 31, 2000. The increase in earnings for 2001 was primarily the result of improved net interest income as a result of growth in earning assets. The return on average assets for the three-month period ended March 31, 2001 and 2000 was 1.54% and 1.45%, respectively, and return on average equity was 10.84% and 9.56%, respectively.

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

During the three-month periods ended March 31, 2001 and 2000 net interest income was $4,457,277, and $3,889,447, respectively. The increase in net interest income from 2000 to 2001 of $567,830 (14.60%) is primarily due to an increase in average interest-earning assets of approximately $56,287,000, net of an increase in average interest-bearing liabilities of approximately $48,092,000.

The following table sets forth the average consolidated balance sheets of the Company and subsidiaries for the three-month periods ended March 31, 2001 and 2000 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                        2001                                    2000
                                         -----------------------------------   -----------------------------------
                                           Average         Total    Average      Average       Total       Average
                                          Balance(1)     Interest     Rate      Balance(1)    Interest      Rate
                                         -----------------------------------   -----------------------------------
INTEREST-EARNING ASSETS
    Interest bearing due from banks      $     38,351   $      509      5.38%  $       --     $     --        --
    Loans
      Commercial and agricultural         156,206,713    3,326,625      8.64%   133,914,437    2,812,282      8.45%
      Real estate - mortgage              141,332,089    3,042,235      8.73%   104,675,179    2,239,406      8.60%
      Installment loans to individuals     27,368,917      652,210      9.66%    25,297,091      592,916      9.43%
                                         ------------   ----------   -------   ------------   ----------   -------
        Total loans                       324,907,719    7,021,070      8.76%   263,886,707    5,644,604      8.60%

    Securities taxable                      5,507,582       86,408      6.36%     6,686,243       93,980      5.65%
    Federal funds sold and other
      interest-earning assets               2,036,889       28,496      5.67%     5,630,220       78,092      5.58%
                                         ------------   ----------   -------   ------------   ----------   -------
        Total interest-earning assets     332,490,541    7,136,483      8.70%   276,203,170    5,816,676      8.47%

NONINTEREST-EARNING ASSETS
      Cash and due from banks              20,454,820                            21,757,628
      Other assets                         12,644,875                            10,279,812
      Less: allowance for loan losses      (5,219,856)                           (4,688,125)
                                         ------------                          ------------
        Total                            $360,370,380                          $303,552,485
                                         ============                          ============

INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand            $ 38,642,469   $  162,437      1.70%  $ 35,844,103   $  182,548      2.05%
      Money market deposits                55,574,214      466,287      3.40%    55,905,203      527,653      3.80%
      Other savings deposits                6,173,763       29,699      1.95%     5,682,407       31,478      2.23%
      Time deposits                        98,147,789    1,520,105      6.28%    85,683,422    1,152,195      5.41%
      Federal funds purchased              11,243,333      167,816      6.05%     2,263,736       33,355      5.93%
      Other borrowings                     23,688,889      332,862      5.70%          --           --        --
                                         ------------   ----------   -------   ------------   ----------   -------
        Total interest-bearing
          liabilities                     233,470,457    2,679,206      4.65%   185,378,871    1,927,229      4.18%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                      73,106,229                            70,039,979
      Other                                 2,499,689                             1,998,216
      Stockholders' equity                 51,294,005                            46,135,419
                                         ------------                          ------------
        Total                            $360,370,380                          $303,552,485
                                         ============                          ============

Net interest income                                     $4,457,277                            $3,889,447
                                                        ==========                            ==========
Net yield on earning assets                                             5.44%                                 5.66%
                                                                     =======                               =======

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three-month periods for 2001 increased by $208,449 (36.60%), due to increased activity on deposit accounts, increased trust fees and increased mortgage loan fees. Other operating expenses increased during the three-month periods for 2001 by only $58,056 (2.47%). The increase was attributable primarily to increases in occupancy, franchise tax and professional fees.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first three-month period of 2001, the weighted average yield on taxable securities was 6.36% as compared to 5.65% during 2000. The Company primarily invests in U.S. Treasury securities and other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at March 31, 2001 and December 31, 2000 were as follows:

                                  March 31, 2001          December 31, 2000
                             -----------------------   -----------------------
                              Amortized                Amortized
                                Cost        Market        Cost        Market
                             ----------   ----------   ----------   ----------
Government agencies          $1,834,868   $1,848,516   $1,833,508   $1,837,861
Mortgage-backed securities    1,152,369    1,164,369    1,207,876    1,213,153
Other securities              2,732,875    2,732,875    2,019,775    2,019,775
                             ----------   ----------   ----------   ----------
Total securities             $5,720,112   $5,745,760   $5,061,159   $5,070,789
                             ==========   ==========   ==========   ==========

                                 Loan Portfolio

At March 31, 2001 and December 31, 2000 net loans accounted for 90.1% and 87.9%, respectively, of total assets.

The amount of loans outstanding at March 31, 2001 and December 31, 2000 are shown in the following table according to type of loans:

                                                   March 31,        December 31,
                                                     2001               2000
                                                 ------------       ------------
Commercial                                       $101,222,952       $106,098,467
Agricultural                                       54,010,314         57,310,086
Real estate
   Commercial                                      99,153,162         96,924,435
   1-4 single family                               43,197,903         42,279,431
Installment loans to individuals                   23,600,642         23,680,046
Student Loans                                       4,282,840          3,502,551

                                                 ------------       ------------
      Total                                      $325,467,813       $329,795,016
                                                 ============       ============

                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2001 and 2000:

                                                      2001              2000
                                                   -----------      ------------
Balance of allowance for loan
   losses at the beginning of period               $ 4,989,585      $ 4,524,678
Provision charged to operations                        750,000          450,000
Charge-offs                                           (107,841)            (507)
Recoveries                                               4,600            4,291
                                                   -----------      -----------
Balance at end of period                           $ 5,636,344      $ 4,978,462
                                                   ===========      ===========

The Bank had no significant nonaccrual or restructured loans at March 31, 2001. Loans past due 90 days or more totaled approximately $815,000 at March 31, 2001. Management is not aware of any other loans in which it has serious doubts as to the ability of the borrower to comply with present loan repayment terms.

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

At March 31, 2001 and December 31, 2000, the allowance for loan losses was $5,636,344 and $4,989,585 respectively, which represented 1.73% and 1.51% of outstanding loans at those respective dates.

During the three-month periods ended March 31, 2001 and 2000, the Company recorded provisions for loan losses of $750,000 and $450,000, respectively. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made in accordance with the size and quality of the loan portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratio at March 31, 2001, as set forth in the following table.

                                                                                      To Be Well
                                                                                   Capitalized Under
                                                             For Capital           Prompt Corrective
                                      Actual              Adequacy Purposes        Action Provisions
                               ---------------------    ---------------------    ---------------------
                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                               -----------   -------    -----------   -------    -----------   -------
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.   $55,697,060    17.30%    $25,756,000 >|= 8.0%              N/A
      The Bank                  54,874,951    17.04%     25,756,000 >|= 8.0%     32,195,000 >|= 10.0%
   Tier I Capital:
      Tejas Bancshares, Inc.   $51,652,719    16.04%    $12,878,000 >|= 4.0%              N/A
      The Bank                  50,830,719    15.79%     12,878,000 >|= 4.0%     19,317,000 >|=  6.0%
To Average Assets
   Tier I Capital:
      Tejas Bancshares, Inc.   $51,652,719    14.33%    $14,413,000 >|= 4.0%              N/A
      The Bank                  50,830,719    14.11%     14,413,000 >|= 4.0%     18,016,000 >|=  5.0%

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds and borrowings from the Federal Home Loan Bank as its primary source of liquidity. Average federal funds sold were $2,036,889 and $5,630,220 during the three-month periods ended March 31, 2001 and 2000, respectively. Average federal funds purchased were $11,243,333 and $2,263,736 during the three-month periods ended March 31, 2001 and 2000 respectively. The Company has $45,000,000 in funds purchased lines available from correspondent banks of which none was used as of March 31, 2001. Borrowings from the Federal Home Loan Bank were $25,000,000 as of March 31, 2001 and averaged $23,688,889 for the three-month periods ended March 31, 2001. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits and other interest-bearing liabilities were $306,576,686 and $255,418,850 during the three-month periods for 2001 and 2000, respectively. Average interest-bearing deposits were $198,538,235 in 2001 as compared to $183,115,135 in 2000.

The average daily amount of deposits and other interest bearing liabilities with their effective rates are summarized for the three-months ended March 31, 2001 and 2000 in the following table:

                                             2001                        2000
                                     --------------------        --------------------
                                        Amount       Rate            Amount      Rate
                                     ------------    ----        ------------    ----
Deposits
   Noninterest-bearing demand        $ 73,106,229    0.00%       $ 70,039,979    0.00%
   Interest-bearing demand             38,642,469    1.70%         35,844,103    2.05%
   Money market deposits               55,574,214    3.40%         55,905,203    3.80%
   Other savings deposits               6,173,763    1.95%          5,682,407    2.23%
   Time deposits                       98,147,789    6.28%         85,683,422    5.41%
                                     ------------                ------------
       Total Deposits                 271,644,464                 253,155,114
Other Interest bearing Liabilities
   Federal funds purchased             11,243,333    6.05%          2,263,736    5.93%
   Other borrowings                    23,688,889    5.70%               --       --
                                     ------------                ------------
      Total                          $306,576,686                $255,418,850
                                     ============                ============


                             New Accounting Standard

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Company's financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

1. Election of directors

The annual meeting of stockholders of the Company was held on March 31, 2001. At this meeting, the individuals named below were elected to the Board of Directors of the Company to serve until the next annual meeting of the stockholders of the
Company:

                                        Number of Shares

                                  For                     Withhold

Don Powell                     8,964,140                   7,168
William H. Attebury            8,964,140                   7,168
Danny H. Conklin               8,964,140                   7,168
Wales H. Madden, Jr.           8,964,140                   7,168
Jay O'Brien                    8,964,140                   7,168

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          A Form 8-K was filed on April 19, 2001 announcing the appointment of John Stradley to serve as the President and Chief Executive Officer of the Company replacing Donald E. Powell who will continue to serve as Chairman of the Board.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TEJAS BANCSHARES, INC.


DATE: May 8, 2001                  BY: /s/ John F. Stradley
      -------------------------        -----------------------------------------
                                       John F. Stradley, Chief Executive Officer


DATE: May 8, 2001                  BY: /s/ Jack Hall
      -------------------------        -----------------------------------------
                                       Jack Hall, Chief Financial Officer