Form 10-Q
period 2001-06-30
TEJAS BANCSHARES INC
filed 2001-08-14
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

As of June 30, 2001, 13,410,134 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets
           at June 30, 2001 and December 31, 2000                             1

         Condensed Consolidated Statements of Operations for the
           three-month and six-month periods ended June 30, 2001 and 2000     2

         Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended June 30, 2001 and 2000                  3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2:  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                       5

Part II. Other Information                                                   12

Signatures                                                                   13

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                       June 30, 2001 and December 31, 2000

                                     ASSETS

                                                                June 30,        December 31,
                                                                  2001              2000*
                                                             -------------     -------------
Cash and due from banks                                      $  16,839,718     $  25,527,124
Federal funds sold                                              19,760,000         1,730,000
Securities available-for-sale                                    7,498,152         5,070,789
Loans                                                          316,007,888       329,795,016
Less allowance for loan losses                                  (6,233,038)       (4,989,585)
                                                             -------------     -------------
      Loans, net                                               309,774,850       324,805,431
                                                             -------------     -------------
Bank premises and equipment, net                                 4,880,689         5,053,034
Accrued interest receivable                                      4,176,396         4,287,606
Federal income taxes receivable                                       --           1,083,476
Net deferred tax asset                                           2,134,784         1,447,121
Other assets                                                       455,950           329,184
                                                             -------------     -------------
TOTAL ASSETS                                                 $ 365,520,539     $ 369,333,765
                                                             =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
         Demand - noninterest bearing                        $  72,094,245     $  86,348,482
         Demand - interest bearing                             109,711,437        87,500,414
         Time and savings                                      105,737,476       109,999,031
                                                             -------------     -------------
            Total deposits                                     287,543,158       283,847,927
                                                             -------------     -------------
      Federal funds purchased                                         --          17,000,000
      Other borrowings                                          20,000,000        16,000,000
      Accrued interest payable                                   1,811,294         1,510,927
      Federal income taxes payable                                 849,690              --
      Other liabilities                                            904,763           715,437
                                                             -------------     -------------
            Total liabilities                                  311,108,905       319,074,291
                                                             -------------     -------------
STOCKHOLDERS' EQUITY
      Common stock                                              13,410,134        13,415,267
      Paid-in capital                                           26,482,127        26,515,193
      Retained earnings                                         14,606,541        10,519,458
      Accumulated other comprehensive income                        16,332             6,356
      Deferred directors' compensation                            (103,500)         (196,800)
                                                             -------------     -------------
            Total stockholders' equity                          54,411,634        50,259,474
                                                             -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 365,520,539     $ 369,333,765
                                                             =============     =============

* Condensed from audited financial statements.

          These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
         Three-month and six-month periods ended June 30, 2001 and 2000

                                                  Three-month periods ended     Six-month periods ended
                                                            June 30,                    June 30,
                                                  -------------------------   ---------------------------
                                                      2001          2000           2001           2000
                                                  -----------    ----------   ------------    -----------
INTEREST INCOME AND FEES
     Interest and fees on loans                   $ 6,444,777    $6,397,240   $ 13,465,847    $12,041,844
     Interest and dividends on
       investment securities                          104,665        99,962        191,073        193,942
     Interest on due from banks                           444          --              953           --
     Interest on federal funds sold                    40,837         9,850         69,333         87,942
                                                  -----------    ----------   ------------    -----------
            Total interest income and fees          6,590,723     6,507,052     13,727,206     12,323,728
                                                  -----------    ----------   ------------    -----------
INTEREST EXPENSE                                         --
     Interest on deposits                           1,948,973     2,130,453      4,127,501      4,024,327
     Interest on federal funds purchased               12,061       223,354        179,877        256,709
     Interest on other borrowings                     175,924          --          508,786           --
                                                  -----------    ----------   ------------    -----------
            Total interest expense                  2,136,958     2,353,807      4,816,164      4,281,036
                                                  -----------    ----------   ------------    -----------
            Net interest income                     4,453,765     4,153,245      8,911,042      8,042,692
PROVISION FOR LOAN LOSSES                          (1,600,000)      450,000       (850,000)       900,000
                                                  -----------    ----------   ------------    -----------
            Net interest income after provision
              for loan losses                       6,053,765     3,703,245      9,761,042      7,142,692
OTHER OPERATING INCOME
     Service charges                                  552,837       429,527      1,043,339        828,158
     Other                                            318,790       206,952        606,298        377,882
                                                  -----------    ----------   ------------    -----------
            Total other operating income              871,627       636,479      1,649,637      1,206,040
OTHER OPERATING EXPENSES
     Salaries and employee benefits                 1,531,651     1,129,529      2,720,366      2,325,501
     Depreciation                                     152,230       176,434        299,450        302,313
     Advertising                                       95,854        88,388        171,064        189,214
     Occupancy expense                                150,361       112,918        285,532        207,339
     Federal Deposit Insurance Corporation
       premiums                                        12,663        12,370         25,656         24,345
     Professional fees                                 35,712        38,910         98,771         91,320
     Supplies, stationery and office expenses         113,524       204,414        209,907        343,099
     Taxes other than on income and salaries          105,000        75,000        209,914        150,468
     Data processing                                  259,525       224,444        491,614        480,476
     Postage                                           53,017        43,449        112,626         98,574
     Other                                            298,607       279,391        588,683        519,981
                                                  -----------    ----------   ------------    -----------
            Total other operating expenses          2,808,144     2,385,247      5,213,583      4,732,630
                                                  -----------    ----------   ------------    -----------
            Earnings before income taxes            4,117,248     1,954,477      6,197,096      3,616,102
INCOME TAXES                                        1,401,365       664,522      2,110,013      1,229,473
                                                  -----------    ----------   ------------    -----------
NET EARNINGS                                      $ 2,715,883    $1,289,955   $  4,087,083    $ 2,386,629
                                                  ===========    ==========   ============    ===========
NET EARNINGS PER SHARE-Basic                      $      0.20    $     0.10   $       0.30    $      0.18
                                                  ===========    ==========   ============    ===========
NET EARNINGS PER SHARE-Diluted                    $      0.20    $     0.09   $       0.30    $      0.18
                                                  ===========    ==========   ============    ===========

          These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six-month periods ended June 30, 2001 and 2000


                                                                           ----------------------------
                                                                                2001            2000
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                          $  4,087,083    $  2,386,629
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation                                                        299,450         302,313
            Deferred income taxes                                              (692,802)       (273,591)
            Amortization of deferred directors' compensation                     47,700          55,200
            Provision for loan losses                                          (850,000)        900,000
            Amortization of premium  or (accretion) of
                discount relating to investment securities, net                  (2,507)         (3,246)
            Changes in:
                Accrued interest receivable                                     111,210      (1,780,522)
                Federal income taxes receivable                               1,083,476              --
                Other assets                                                   (126,766)       (86,685)
                Accrued interest payable                                        300,367         501,576
                Federal income taxes payable                                    849,690        (110,936)
                Other liabilities                                               189,326         117,750
                                                                           ------------    ------------
                    Net cash provided by operating activities                 5,296,227       2,008,488
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and pay-downs on
         securities available-for-sale                                          895,867       2,836,367
     Purchases of securities available-for-sale                              (3,305,608)     (2,662,646)
     Change in loans to customers                                            15,880,581     (35,957,232)
     Expenditures for bank premises and equipment                              (127,105)     (1,066,146)
                                                                           ------------    ------------
                    Net cash provided (used) by investing activities         13,343,735     (36,849,657)
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                 3,695,231      14,222,541
     Net increase (decrease) in federal funds purchased                     (17,000,000)     12,800,000
     Net increase in other borrowings                                         4,000,000            --
     Proceeds from the exercise of stock options                                  7,401           4,050
                                                                           ------------    ------------
                    Net cash provided (used) by financing activities         (9,297,368)     27,026,591
                                                                           ------------    ------------
                    Net increase (decrease) in cash and cash equivalents      9,342,594      (7,814,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             27,257,124      25,061,268
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 36,599,718    $ 17,246,690
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

During the six-months ended June 30, 2001 and 2000, pursuant to the Company's Directors' Stock Compensation Plan, 7,600 (total value of $45,600) and 4,100 (total value of $24,600) shares of common stock, respectively, were forfeited by directors for missed meetings.


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


                                          2001                                        2000
                    ------------------------------------------ -------------------------------------------
                       Income           Shares      Per share       Income          Shares       Per share
                      numerator      denominator     amount       numerator       denominator     amount
                    --------------  --------------------------- ---------------  -------------- ----------
Six-months ended
  June 30:
Basic EPS              $4,087,083       13,410,556      $ 0.30      $2,386,629      13,415,101     $ 0.18
Effect of dilutive
   stock options               --          205,000                          --         209,859
                    --------------  ---------------             ---------------  --------------
Diluted EPS            $4,087,083       13,615,556      $ 0.30      $2,386,629      13,624,960     $ 0.18
                    ==============  ===============             ===============  ==============

Three-months ended
  June 30:
Basic EPS              $2,715,883       13,408,815      $ 0.20      $1,289,955      13,415,098     $ 0.10
Effect of dilutive
   stock options               --          205,000                          --         209,859
                    --------------  ---------------             ---------------  --------------
Diluted EPS            $2,715,883       13,613,815      $ 0.20      $1,289,955      13,624,957     $ 0.09
                    ==============  ===============             ===============  ==============


(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the six months ended June 30, 2001 the Company granted 15,800 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.

       This information is an integral part of the accompanying condensed consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month and Six-Month Periods Ended June 30, 2001 as Compared to the Three-Month and Six-Month Periods Ended June 30, 2000:

                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) reported net earnings for the three-month period ended June 30, 2001 of $2,715,883 as compared to earnings of $1,289,955 for the three-month period ended June 30, 2000. The Company's net earnings were $4,087,083 for the six-month period ended June 30, 2001 as compared earnings of $2,386,629 for the six-month period ended June 30, 2000. The increase in earnings for 2001 was primarily the result of a negative provision for loan losses and improved net interest income as a result of growth in earning assets. The return on average assets for the six-month period ended June 30, 2001 and 2000 was 2.31% and 1.53%, respectively, and return on average equity was 15.87% and 10.27%, respectively.

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

During the six-month periods ended June 30, 2001 and 2000 net interest income was $8,911,042, and $8,042,692, respectively. The increase in net interest income from 2000 to 2001 of $868,350 (10.80%) is primarily due to an increase in average interest-earning assets of approximately $45,732,000, net of an increase in average interest-bearing liabilities of approximately $32,550,000.

The following table sets forth the average consolidated balance sheets of the Company for the six-month periods ended June 30, 2001 and 2000 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                              2001                                   2000
                                            ------------------------------------    ---------------------------------------
                                              Average        Total       Average      Average          Total        Average
                                            Balance(1)      Interest      Rate      Balance(1)        Interest       Rate
                                            ----------      --------     -------    ----------        --------      -------
INTEREST-EARNING ASSETS
    Interest bearing due from banks      $      40,419    $       953      4.75%   $          --    $        --        --
    Loans
      Commercial and agricultural          153,442,620      6,101,413      8.02%     145,740,587      6,289,834      8.68%
      Real estate - mortgage               141,305,954      5,946,558      8.49%     103,190,352      4,458,172      8.69%
      Installment loans to individuals      27,898,976      1,417,876     10.25%      27,642,844      1,293,838      9.41%
                                         -------------    -----------   -------    -------------    -----------   -------
        Total loans                        322,647,550     13,465,847      8.42%     276,573,783     12,041,844      8.76%

    Securities taxable                       6,455,783        191,073      5.97%       6,642,302        193,942      5.87%
    Federal funds sold and other
      interest-earning assets                2,944,641         69,333      4.75%       3,140,604         87,942      5.63%
                                         -------------    -----------   -------    -------------    -----------   -------
        Total interest-earning assets      332,088,393     13,727,206      8.34%     286,356,689     12,323,728      8.65%

NONINTEREST-EARNING ASSETS
      Cash and due from banks               18,390,876                                21,384,517
      Other assets                          12,064,692                                11,098,061
      Less:  allowance for loan losses      (5,871,849)                               (4,915,196)
                                         -------------                             -------------
        Total                            $ 356,672,112                             $ 313,924,071
                                         =============                             =============
INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand            $  39,938,468    $   246,509      1.24%   $  36,482,561    $   376,029      2.07%
      Money market deposits                 57,715,170        840,797      2.94%      55,770,956      1,059,059      3.82%
      Other savings deposits                 6,438,188         47,618      1.49%       5,871,644         66,508      2.28%
      Time deposits                         99,003,970      2,992,577      6.10%      90,223,036      2,522,731      5.62%
      Federal funds purchased                6,070,276        179,877      5.98%       7,758,242        256,709      6.65%
      Other borrowings                      19,490,608        508,786      5.26%              --             --        --
                                         -------------    -----------   -------    -------------    -----------   -------
        Total interest-bearing
          liabilities                      228,656,680      4,816,164      4.25%     196,106,439      4,281,036      4.39%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                       73,330,084                                68,919,174
      Other                                  2,762,670                                 2,156,664
      Stockholders' equity                  51,922,678                                46,741,794
                                         -------------                             -------------
        Total                            $ 356,672,112                             $ 313,924,071
                                         =============                             =============

Net interest income                                       $ 8,911,042                               $ 8,042,692
                                                          ===========                               ===========
Net yield on earning assets                                                5.41%                                     5.65%
                                                                        =======                                   =======

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three and six-month periods for 2001 and 2000 increased by $235,148 (36.95%) and $443,597 (36.78%), respectively, because of increased activity on deposit accounts. Other operating expenses increased during the three and six-month periods for 2001 and 2000 by $422,897 (17.73%) and $480,953 (10.16%), respectively. The increase was attributable to the overall growth of the Company, including an increase in employees from 2000 to 2001, increased contributions to the Company's 401(k) plan, and increases in costs to conduct banking operations, primarily occupancy, franchise tax, and data processing expense.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first six-month period of 2001, the weighted average yield on taxable securities was 5.97% as compared to 5.87% during 2000. The Company primarily invests in other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at June 30, 2001 and December 31, 2000 were as follows:

                                   June 30, 2001          December 31, 2000
                             -----------------------   -----------------------
                              Amortized                 Amortized
                                Cost        Market        Cost        Market
                             ----------   ----------   ----------   ----------
Government agencies          $3,630,890   $3,641,386   $1,833,508   $1,837,861
Mortgage backed securities    1,093,142    1,107,391    1,207,876    1,213,153
Other securities              2,749,375    2,749,375    2,019,775    2,019,775
                             ----------   ----------   ----------   ----------
Total securities             $7,473,407   $7,498,152   $5,061,159   $5,070,789
                             ==========   ==========   ==========   ==========

                                 Loan Portfolio

At June 30, 2001, December 31, 2000, and June 30, 2000 net loans accounted for 84.7%, 87.9%, and 89.0%, respectively, of total assets.

The amount of loans outstanding at June 30, 2001 and December 31, 2000 are shown in the following table according to type of loans:

                                                 June 30,     December 31,
                                                   2001           2000
                                               ------------   ------------
Commercial                                     $ 99,070,670   $106,098,467
Agriculture                                      47,903,630     57,310,086
Real estate
   Commercial                                   102,851,970     96,924,435
   1-4 single family                             37,055,765     42,279,431
Installment loans to individuals                 24,841,706     23,680,046
Student Loans                                     4,284,147      3,502,551

                                               ------------   ------------
      Total                                    $316,007,888   $329,795,016
                                               ============   ============

                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2001 and 2000:

                                                       2001             2000
                                                   -----------      -----------
Balance of allowance for loan
   losses at the beginning of period               $ 4,989,585      $ 4,524,678
Provision charged to operations                       (850,000)         900,000
Charge-offs                                           (495,493)          (4,757)
Recoveries                                           2,588,946            9,326
                                                   -----------      -----------
Balance at end of period                           $ 6,233,038      $ 5,429,247
                                                   ===========      ===========

The Bank had nonaccrual loans of approximately $743,000 at June 30, 2001. There were no nonaccrual loans at June 30, 2000. The Bank had no significant past due or restructured loans at June 30, 2001. The recoveries during the second quarter were primarily the result of collecting a loan previously identified as uncollectible and charged-off in accordance with the bank's current policy during the fourth quarter of 2000 of approximately $2,500,000. During the current quarter, the borrower obtained funds from outside sources and was able to make repayment to the bank. Management is not aware of any other loans in which it has serious doubts as to the ability of such borrower to comply with present loan repayment terms.

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

At June 30, 2001 and December 31, 2000, the allowance for loan losses was $6,233,038 and $4,989,585, respectively, which represented 1.97% and 1.51% of outstanding loans at those respective dates.

During the six-month period ended June 30, 2001, the Company recorded a negative provision for loan losses of -$850,000, primarily as a result of the recovery discussed above. The provisions were made in connection with the analysis discussed above. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio during the last four years and the inherent uncertainties in lending, management believes that a conservative approach to providing for loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratio at June 30, 2001, as set forth in the following table.

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                              For Capital           Prompt Corrective
                                         Actual            Adequacy Purposes        Action Provisions
                                   -----------------       -----------------       ------------------
                                   Amount      Ratio       Amount      Ratio       Amount       Ratio
                                   ------      -----       ------      -----       ------       -----
To Risk Weighted Assets:
   Total Capital:
      Tejas Bancshares, Inc.    $58,404,000    18.34%    $25,478,000   >=8.0%     N/A
      The Bank                   57,575,000    18.08%     25,477,000   >=8.0%    31,846,000    >=10.0%

Tier I Capital:
      Tejas Bancshares, Inc.    $54,395,000    17.08%    $12,739,000   >=4.0%     N/A
      The Bank                   53,566,000    16.82%     12,738,000   >=4.0%    19,108,000    >=6.0%

To Quarterly Average Assets:
   Tier I Capital:
      Tejas Bancshares, Inc.    $54,395,000    15.41%    $14,122,000   >=4.0%     N/A
      The Bank                   53,566,000    15.17%     14,120,000   >=4.0%    17,651,000    >=5.0%

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds and borrowings from the Federal Home Loan Bank as its primary source of liquidity. Average federal funds sold were $2,944,641 and $3,140,604 during the six-month periods ended June 30, 2001 and 2000, respectively. Average federal funds purchased were $6,070,276 and $7,758,242 during the six-month periods ended June 30, 2001 and 2000 respectively. The Company has $45,000,000 in funds purchased lines available from correspondent banks of which none was used as of June 30, 2001. Borrowings from the Federal Home Loan Bank were $20,000,000 as of June 31, 2001 and averaged $19,490,608 for the six-month periods ended June 30, 2001. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $276,425,880 and $257,267,371 during the six-month periods for 2001 and 2000, respectively. Average interest-bearing deposits were $203,095,796 in 2001 as compared to $188,348,197 in 2000.

The average daily amount of deposits and rates paid on deposits are summarized for the six-months ended June 30, 2001 and 2000 as indicated in the following table:

                                                   2001                        2000
                                          --------------------        --------------------
                                             Amount      Rate            Amount      Rate
                                          ------------   -----        ------------   -----
Deposits
   Noninterest-bearing demand             $ 73,330,084   0.00%        $ 68,919,174   0.00%
   Interest-bearing demand                  39,938,468   1.24%          36,482,561   2.07%
   Money market deposits                    57,715,170   2.94%          55,770,956   3.82%
   Other savings deposits                    6,438,188   1.49%           5,871,644   2.28%
   Time deposits                            99,003,970   6.10%          90,223,036   5.62%
                                          ------------                ------------
       Total Deposits                      276,425,880                 257,267,371
Other Interest bearing Liabilities
   Federal funds purchased                   6,070,276   5.98%           7,758,242   6.65%
   Other borrowings                         19,490,608   5.26%                --     --

                                          ------------                ------------
      Total                               $301,986,764                $265,025,613
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


                                      TEJAS BANCSHARES, INC.


DATE:    August 14, 2001              BY:    /s/ John F. Stradley
      ------------------------------  ------------------------------------------
                                       John F. Stradley, Chief Executive Officer


DATE:    August 14, 2001              BY:    /s/ Jack Hall
      ------------------------------  ------------------------------------------
                                        Jack Hall, Chief Financial Officer