Form 10-Q
period 2001-09-30
TEJAS BANCSHARES INC
filed 2001-11-13
CIK 776618

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10Q

                      [x] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                                   ----------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes __X__ No _____ (2) Yes __X__ No _____


As of September 30, 2001, 13,047,637 shares of the Registrant's common stock were outstanding.

                             TEJAS BANCSHARES, INC.


                                      INDEX


                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1:  Financial Statements:

       Condensed Consolidated Balance Sheets
          at September 30, 2001 and December 31, 2000                         1

       Condensed Consolidated Statements of Operations for the three-month
          and nine-month periods ended September 30, 2001 and 2000            2

       Condensed Consolidated Statements of Cash Flows for the
          nine-month periods ended September 30, 2001 and 2000                3

       Notes to Condensed Consolidated Financial Statements                   4

Item 2:  Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                         6


Part II. Other Information                                                   13

Signatures                                                                   14

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                    September 30, 2001 and December 31, 2000


                                     ASSETS
                                                September 30,      December 31,
                                                     2001              2000*
                                                -------------     -------------
Cash and due from banks                         $  19,284,181     $  25,527,124
Federal funds sold                                    440,000         1,730,000
Securities available-for-sale                       7,194,958         5,070,789
Loans                                             331,513,674       329,795,016
Less allowance for loan losses                     (6,187,429)       (4,989,585)
                                                -------------     -------------
      Loans, net                                  325,326,245       324,805,431
                                                -------------     -------------
Bank premises and equipment, net                    4,715,488         5,053,034
Accrued interest receivable                         3,160,402         4,287,606
Federal income taxes receivable                       212,598         1,083,476
Net deferred tax asset                              1,965,015         1,447,121
Other assets                                          300,550           329,184
                                                -------------     -------------
TOTAL ASSETS                                    $ 362,599,437     $ 369,333,765
                                                =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Demand - noninterest bearing                $  70,736,064     $  86,348,482
    Demand - interest bearing                      87,829,114        87,500,414
    Time and savings                              107,094,828       109,999,031
                                                -------------     -------------
      Total deposits                              265,660,006       283,847,927
                                                -------------     -------------
  Federal funds purchased                          11,000,000        17,000,000
  Other borrowings                                 30,000,000        16,000,000
  Accrued interest payable                            963,839         1,510,927
  Other liabilities                                 1,213,330           715,437
                                                -------------     -------------
      Total liabilities                           308,837,175       319,074,291
                                                -------------     -------------
STOCKHOLDERS' EQUITY
  Common stock                                     13,047,637        13,415,267
  Paid-in capital                                  25,768,353        26,515,193
  Retained earnings                                14,977,712        10,519,458
  Accumulated other comprehensive income               50,160             6,356
  Deferred directors' compensation                    (81,600)         (196,800)
                                                -------------     -------------
      Total stockholders' equity                   53,762,262        50,259,474
                                                -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 362,599,437     $ 369,333,765
                                                =============     =============

* Condensed from audited financial statements.


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
      Three-month and nine-month periods ended September 30, 2001 and 2000


                                                   Three-month periods ended           Nine-month periods ended
                                                         September 30,                       September 30,
                                                ------------------------------      -------------------------------
                                                    2001              2000              2001               2000
                                                ------------      ------------      ------------       ------------
INTEREST INCOME AND FEES
  Interest and fees on loans                    $  5,816,459      $  7,085,420      $ 19,282,306       $ 19,127,264
  Interest and dividends on
    investment securities                             93,921           104,563           284,994            298,505
  Interest on due from banks                             229               376             1,182                376
  Interest on federal funds sold                      24,673            16,156            94,006            104,098
                                                ------------      ------------      ------------       ------------
      Total interest income and fees               5,935,282         7,206,515        19,662,488         19,530,243
                                                ------------      ------------      ------------       ------------
INTEREST EXPENSE
  Interest on deposits                             1,541,651         2,361,248         5,669,152          6,385,575
  Interest on federal funds purchased                 35,988           245,580           215,865            502,289
  Interest on other borrowings                        88,407            82,332           597,193             82,332
                                                ------------      ------------      ------------       ------------
      Total interest expense                       1,666,046         2,689,160         6,482,210          6,970,196
                                                ------------      ------------      ------------       ------------
      Net interest income                          4,269,236         4,517,355        13,180,278         12,560,047

PROVISION FOR LOAN LOSSES                               --             600,000          (850,000)         1,500,000
                                                ------------      ------------      ------------       ------------
      Net interest income after provision
        for loan losses                            4,269,236         3,917,355        14,030,278         11,060,047

OTHER OPERATING INCOME
  Service charges                                    505,916           462,064         1,549,255          1,290,222
  Other                                              344,023           249,138           950,321            627,020
                                                ------------      ------------      ------------       ------------
      Total other operating income                   849,939           711,202         2,499,576          1,917,242

OTHER OPERATING EXPENSES
  Salaries and employee benefits                   1,546,824         1,127,564         4,267,190          3,453,065
  Depreciation                                       152,939           179,726           452,389            482,039
  Advertising                                        105,883            73,561           276,947            262,775
  Occupancy expense                                  144,744           123,464           430,276            330,803
  Federal Deposit Insurance Corporation
    premiums                                          12,349            12,513            38,005             36,858
  Professional fees                                   91,649            66,467           190,420            157,787
  Supplies, stationery and office expenses            65,405            91,944           275,312            435,043
  Taxes other than on income and salaries            105,000            76,737           314,914            227,205
  Data processing                                    259,796           210,692           751,410            691,168
  Postage                                             53,345            41,131           165,971            139,705
  Other                                              301,805           267,322           890,488            787,303
                                                ------------      ------------      ------------       ------------
      Total other operating expenses               2,839,739         2,271,121         8,053,322          7,003,751
                                                ------------      ------------      ------------       ------------
      Earnings before income taxes                 2,279,436         2,357,436         8,476,532          5,973,538

INCOME TAXES                                         775,054           812,700         2,885,067          2,042,173
                                                ------------      ------------      ------------       ------------
NET EARNINGS                                    $  1,504,382      $  1,544,736      $  5,591,465       $  3,931,365
                                                ============      ============      ============       ============

NET EARNINGS PER SHARE-Basic                    $       0.11      $       0.12      $       0.42       $       0.29
                                                ============      ============      ============       ============

NET EARNINGS PER SHARE-Diluted                  $       0.11      $       0.11      $       0.41       $       0.29
                                                ============      ============      ============       ============


           These condensed financial statements should be read only in connection with the accompanying notes to the condensed financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Nine-month periods ended September 30, 2001 and 2000


c                                                                        2001               2000
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $  5,591,465       $  3,931,365
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                                       452,389            482,039
      Deferred income taxes                                             (540,460)          (493,266)
      Amortization of deferred directors' compensation                    69,600             80,400
      Provision for loan losses                                         (850,000)         1,500,000
      Amortization of premium  or (accretion) of
        discount relating to investment securities, net                    1,377            (12,096)
      Changes in:
        Accrued interest receivable                                    1,127,204         (1,047,979)
        Federal income taxes receivable                                  870,878               --
        Other assets                                                      28,634           (240,011)
        Accrued interest payable                                        (547,088)           149,708
        Federal income taxes payable                                        --               15,439
        Other liabilities                                                497,893            259,070
                                                                    ------------       ------------
          Net cash provided by operating activities                    6,701,892          4,624,669
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and pay-downs on
    securities available-for-sale                                      1,536,788          3,150,950
  Purchases of securities available-for-sale                          (3,595,964)        (3,662,546)
  Change in loans to customers                                           329,186        (50,437,452)
  Expenditures for bank premises and equipment                          (114,843)        (1,280,832)
                                                                    ------------       ------------
          Net cash (used) by investing activities                     (1,844,833)       (52,229,880)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                (18,187,921)        27,284,457
  Net increase (decrease) in federal funds purchased                  (6,000,000)         5,000,000
  Net increase in other borrowings                                    14,000,000         16,000,000
  Repurchase of common stock (373,997 shares @ $6.00)                 (2,243,982)              --
  Proceeds from the exercise of stock options                             41,901              4,050
                                                                    ------------       ------------
          Net cash provided (used) by financing activities           (12,390,002)        48,288,507
                                                                    ------------       ------------
          Net increase (decrease) in cash and cash equivalents        (7,532,943)           683,296

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      27,257,124         25,061,268
                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 19,724,181       $ 25,744,564
                                                                    ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

During the nine-months ended September 30, 2001 and 2000, pursuant to the Company's Directors' Stock Compensation Plan, 7,600 (total value of $45,600) and 4,100 (total value of $24,600) shares of common stock, respectively, were forfeited by directors for missed meetings.


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

                                            2001                                          2000
                         -----------------------------------------       -----------------------------------------
                           Income          Shares        Per share        Income          Shares         Per share
                         numerator      denominator        amount        numerator      denominator        amount
                         ---------      -----------        ------        ---------      -----------        ------
Nine-months ended September 30:

Basic EPS               $5,591,465      13,360,769      $      0.42      $3,931,365      13,415,157      $      0.29

Effect of dilutive
   stock options              --           198,375                             --           209,858
                        ----------      ----------                       ----------      ----------
Diluted EPS             $5,591,465      13,559,144      $      0.41      $3,931,365      13,625,015      $      0.29
                        ==========      ==========                       ==========      ==========

Three-months ended September 30:

Basic EPS               $1,504,382      13,262,817      $      0.11      $1,544,736      13,415,268      $      0.12

Effect of dilutive
   stock options              --           198,375                             --           209,858
                        ----------      ----------                       ----------      ----------
Diluted EPS             $1,504,382      13,461,192      $      0.11      $1,544,736      13,625,126      $      0.11
                        ==========      ==========                       ==========      ==========

(3)  Incentive Stock Plan

     On May 19, 1998, the Company's stockholders approved the Tejas Bancshares, Inc. 1998 Incentive Stock Plan (the Plan). The Plan's objectives are to attract, retain and provide incentive to employees, officers and directors and to increase overall shareholder value. The number of shares reserved for issuance under the plan is 1,333,333. The Plan provides for the grant of both incentive stock options and non-qualified stock options as well as the grant of restricted stock, stock appreciation rights, dividend equivalent rights, stock awards and other stock-based awards. During the nine months ended September 30, 2001 the Company granted 15,800 in shares under incentive stock options to certain employees and officers at the option price of $6.00, which is the fair market value of the common stock of the Company as determined by a majority of the disinterested directors of the Company.


            This information is an integral part of the accompanying
                  Condensed consolidated financial statements

(4)  Stockholders' Equity

     During the third quarter ended September 30, 2001, the Company acquired 373,997 shares of its common stock from Donald E. Powell, the Company's former President and Chief Executive Office, at a price of $6.00 per share. The acquired shares were then retired. The per share price was established by the Board of Directors after consideration of a fairness opinion received from an independent financial advisor.

(5)  New Accounting Standards

     On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. The Company will adopt the new standards beginning with its 2002 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting these new standards and believes they will not have a material impact.


            This information is an integral part of the accompanying
                  Condensed consolidated financial statements

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month  and Nine-Month  Periods Ended September 30,
2001 as Compared to the Three-Month and Nine-Month Periods Ended September 30, 2000:

                                    Earnings

Tejas Bancshares, Inc. and subsidiaries (the Company) reported net earnings for the three-month period ended September 30, 2001 of $1,504,382 as compared to earnings of $1,544,736 for the three-month period ended September 30, 2000. The Company's net earnings were $5,591,465 for the nine-month period ended September 30, 2001 as compared earnings of $3,931,365 for the nine-month period ended September 30, 2000. The increase in earnings for the nine month period ended September 30, 2001 was primarily the result of a negative provision for loan losses and improved net interest income as a result of growth in earning assets. The return on average assets for the nine-month period ended September 30, 2001 and 2000 was 2.11% and 1.62%, respectively, and return on average equity was 14.16% and 11.05%, respectively.

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

During the nine-month periods ended September 30, 2001 and 2000 net interest income was $13,180,278, and $12,560,047, respectively. The increase in net interest income from 2000 to 2001 of $620,231 (4.94%) is primarily due to an increase in average interest-earning assets of approximately $34,562,000, net of an increase in average interest-bearing liabilities of approximately $20,448,000.

The following table sets forth the average consolidated balance sheets of the Company for the nine-month periods ended September 30, 2001 and 2000 along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category and net yield on interest-earning assets:

                                                              2001                                      2000
                                          -----------------------------------------    ---------------------------------------
                                             Average            Total       Average     Average            Total       Average
                                            Balance(1)        Interest       Rate      Balance(1)         Interest       Rate
                                            ----------        --------       ----      ----------         --------       ----
INTEREST-EARNING ASSETS
    Interest bearing due from banks       $      35,659     $       1,182    4.43%    $      11,432     $         376    4.39%
    Loans
      Commercial and agricultural           147,527,301         8,447,608    7.66%      152,828,208        10,165,028    8.88%
      Real estate - mortgage                141,739,447         8,704,522    8.21%      105,635,597         6,912,541    8.74%
      Installment loans to individuals       31,818,731         2,130,176    8.95%       28,573,977         2,049,695    9.58%
                                          -------------     -------------    ----     -------------     -------------    ----
        Total loans                         321,085,479        19,282,306    8.03%      287,037,782        19,127,264    8.90%

    Securities taxable                        6,724,696           284,994    5.67%        6,679,159           298,505    5.97%
    Federal funds sold and other
      interest-earning assets                 2,855,604            94,006    4.40%        2,411,316           104,098    5.77%
                                          -------------     -------------    ----     -------------     -------------    ----
        Total interest-earning assets       330,701,438        19,662,488    7.95%      296,139,689        19,530,243    8.81%

NONINTEREST-EARNING ASSETS
      Cash and due from banks                18,464,424                                  21,424,885
      Other assets                           11,693,508                                  11,466,218
      Less:  allowance for loan losses       (5,982,476)                                 (5,158,923)
                                          -------------                               -------------
        Total                             $ 354,876,894                               $ 323,871,869
                                          =============                               =============

INTEREST-BEARING
    LIABILITIES
      Interest-bearing demand             $  39,823,914     $     298,942    1.00%    $  36,774,784     $     555,534    2.02%
      Money market deposits                  57,721,891         1,112,313    2.58%       54,688,737         1,567,529    3.83%
      Other savings deposits                  6,600,866            59,155    1.20%        5,971,574           101,968    2.28%
      Time deposits                          98,641,536         4,198,742    5.69%       95,311,282         4,160,544    5.83%
      Federal funds purchased                 5,379,597           215,865    5.36%        9,850,182           502,289    6.81%
      Other borrowings                       16,519,414           597,193    4.83%        1,642,336            82,332    6.70%
                                          -------------     -------------    ----     -------------     -------------    ----
        Total interest-bearing
          liabilities                       224,687,218         6,482,210    3.86%      204,238,895         6,970,196    4.56%

NONINTEREST-BEARING
    LIABILITIES AND STOCK-
    HOLDERS' EQUITY
      Demand deposits                        74,521,517                                  69,935,009
      Other                                   2,858,255                                   2,187,793
      Stockholders' equity                   52,809,904                                  47,510,172
                                          -------------                               -------------
        Total                             $ 354,876,894                               $ 323,871,869
                                          =============                               =============

Net interest income                                         $  13,180,278                               $  12,560,047
                                                            =============                               =============
Net yield on earning assets                                                  5.33%                                       5.67%
                                                                             ====                                        ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                       Other Operating Income and Expenses

Other operating income for the three and nine-month periods for 2001 and 2000 increased by $138,737 (19.51%) and $582,334 (30.37%), respectively, because of increased activity on deposit accounts, mortgage fees and other loan fees. Other operating expenses increased during the three and nine-month periods for 2001 and 2000 by $568,618 (25.04%) and $1,049,571 (14.99%), respectively. The increase was attributable to the overall growth of the Company, including an increase in employees from 2000 to 2001, increased contributions to the Company's 401(k) plan, and increases in costs to conduct banking operations, primarily, occupancy expense, franchise tax, and data processing expense.

                              Securities Portfolio

The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, relatively liquid investments with competitive returns. During the first nine-month period of 2001, the weighted average yield on taxable securities was 5.67% as compared to 5.97% during 2000. The Company primarily invests in other U.S. government agency obligations and mortgage-backed securities.

The amortized cost and estimated fair values of the major classifications of available-for-sale securities at September 30, 2001 and December 31, 2000 were as follows:

                                   September 30, 2001            December 31, 2000
                               -------------------------     -------------------------
                                Amortized                    Amortized
                                  Cost          Market          Cost          Market
                               ----------     ----------     ----------     ----------
Government agencies            $3,402,099     $3,457,118     $1,833,508     $1,837,861
Mortgage backed securities        953,384        974,365      1,207,876      1,213,153
Other securities                2,763,475      2,763,475      2,019,775      2,019,775
                               ----------     ----------     ----------     ----------
Total securities               $7,118,958     $7,194,958     $5,061,159     $5,070,789
                               ==========     ==========     ==========     ==========

                                 Loan Portfolio

At September 30, 2001, December 31, 2000, and September 30, 2000 net loans accounted for 89.7%, 87.9%, and 87.2%, respectively, of total assets.

The amount of loans outstanding at September 30, 2001 and December 31, 2000 are shown in the following table according to type of loans:

                                                 September 30,      December 31,
                                                     2001               2000
                                                 ------------       ------------
Commercial                                       $ 66,808,254       $106,098,467
Agriculture                                        64,753,561         57,310,086
Real estate
  Commercial                                      123,783,105         96,924,435
  1-4 single family                                29,933,069         42,279,431
Installment loans to individuals                   40,916,036         23,680,046
Student Loans                                       5,319,649          3,502,551
                                                 ------------       ------------
      Total                                      $331,513,674       $329,795,016
                                                 ============       ============

                     Provision and Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2001 and 2000:

                                                     2001               2000
                                                 -----------        -----------
Balance of allowance for loan
   losses at the beginning of period             $ 4,989,585        $ 4,524,678
Provision charged to operations                     (850,000)         1,500,000
Charge-offs                                         (553,909)           (18,911)
Recoveries                                         2,601,754             11,270
                                                 -----------        -----------
Balance at end of period                         $ 6,187,429        $ 6,017,037
                                                 ===========        ===========

The Bank had nonaccrual loans of approximately $790,000 at September 30, 2001. There were no nonaccrual loans at September 30, 2000. The Bank had no significant past due or restructured loans at September 30, 2001. During the second quarter of 2001, the Bank received a significant recovery, primarily the result of collecting a loan previously identified as uncollectible and charged-off in accordance with the bank's current policy during the fourth quarter of 2000, of approximately $2,500,000. During the second quarter this year, the borrower obtained funds from outside sources and was able to make repayment to the bank. Management is not aware of any other loans in which it has serious doubts as to the ability of such borrower to comply with present loan repayment terms.

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

At September 30, 2001 and December 31, 2000, the allowance for loan losses was $6,187,429 and $4,989,585, respectively, which represented 1.87% and 1.51% of outstanding loans at those respective dates.

During the nine-month period ended September 30, 2001, the Company recorded a negative provision for loan losses of -$850,000, primarily as a result of the recovery discussed above. The provisions were made in connection with the analysis discussed above. Because the Company has a very limited loan loss history, the rapid growth in the loan portfolio during the last four years, and the inherent uncertainties in lending, management believes that a conservative approach to providing for loan losses is prudent. The allowance is subjective in nature and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank exceeded their regulatory capital ratio at September 30, 2001, as set forth in the following table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                      For Capital                Prompt Corrective
                                          Actual                   Adequacy Purposes             Action Provisions
                                 -----------------------      ---------------------------     -----------------------
                                    Amount        Ratio          Amount             Ratio       Amount          Ratio
                                 ------------     ------      ------------          -----     ----------        -----
To Risk Weighted Assets:
  Total Capital:
    Tejas Bancshares, Inc.       $ 57,872,000     17.50%      $ 26,462,000  > or =   8.0%     N/A
    The Bank                        57,023,000    17.24%         26,455,000 > or =   8.0%     33,069,000 > or = 10.0%

Tier I Capital:
    Tejas Bancshares, Inc.       $ 53,712,000     16.24%      $ 13,231,000  > or =   4.0%     N/A
    The Bank                       52,864,000     15.99%        13,228,000  > or =   4.0%     19,841,000 > or =  6.0%

To Quarterly Average Assets:
  Tier I Capital:
    Tejas Bancshares, Inc.       $ 53,712,000     15.29%      $ 14,050,000  > or =   4.0%     N/A
    The Bank                       52,864,000     15.05%        14,047,000  > or =   4.0%     17,558,000 > or =  5.0%

During the third quarter ended September 30, 2001, the Company acquired 373,997 shares of its common stock from Donald E. Powell, the Company's former President and Chief Executive Office, at a price of $6.00 per share. The acquired shares were then retired. The per share price was established by the Board of Directors after consideration of a fairness opinion received from an independent financial advisor.

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

The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds and borrowings from the Federal Home Loan Bank as its primary source of liquidity. Average federal funds sold were $2,855,604 and $2,411,316 during the nine-month periods ended September 30, 2001 and 2000, respectively. Average federal funds purchased were $5,379,597 and $9,850,182 during the nine-month periods ended September 30, 2001 and 2000 respectively. The Company has $45,000,000 in funds purchased lines available from correspondent banks of which $11,000,000 was used as of September 30, 2001. Average borrowings from the Federal Home Loan Bank were $16,519,414 and $1,642,336 during the nine-months periods ended September 30, 2001 and 2000, respectively. Borrowings from the Federal Home Loan Bank were $30,000,000 as of September 30, 2001. Management also has lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

                 Deposits and Other Interest-Bearing Liabilities

Average total deposits were $277,309,724 and $262,681,386 during the nine-month periods for 2001 and 2000, respectively. Average interest-bearing deposits were $202,788,207 in 2001 as compared to $192,746,377 in 2000.

The average daily amount of deposits and rates paid on deposits are summarized for the nine-months ended September 30, 2001 and 2000 as indicated in the following table:

                                                 2001                     2000
                                       ----------------------     -----------------------
                                           Amount       Rate         Amount         Rate
                                       ------------     -----     ------------      -----
Deposits
   Noninterest-bearing demand          $ 74,521,517     0.00%     $ 69,935,009      0.00%
   Interest-bearing demand               39,823,914     1.00%       36,774,784      2.02%
   Money market deposits                 57,721,891     2.58%       54,688,737      3.83%
   Other savings deposits                 6,600,866     1.20%        5,971,574      2.28%
   Time deposits                         98,641,536     5.69%       95,311,282      5.83%
                                       ------------               ------------
       Total Deposits                   277,309,724                262,681,386
Other Interest bearing Liabilities
   Federal funds purchased                5,379,597     5.36%        9,850,182      6.81%
   Other borrowings                      16,519,414     4.83%        1,642,336      6.70%
                                       ------------               ------------
      Total                            $299,208,735               $274,173,904
                                       ============               ============

                            New Accounting Standards

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. The Company will adopt the new standards beginning with its 2002 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting these new standards and believes they will not have a material impact.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TEJAS BANCSHARES, INC.


DATE: November 13, 2001                 BY:  /s/ John F. Stradley
                                             ----------------------------------
                                             John F. Stradley,
                                             Chief Executive Officer


DATE: November 13, 2001                 BY:  /s/ Jack Hall
                                             ----------------------------------
                                             Jack Hall, Chief Financial Officer