Form 10-K
period 2001-12-31
TEJAS BANCSHARES INC
filed 2002-03-29
CIK 776618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

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

Securities to be registered pursuant to Section 12(b) of the Act: None

   Title of each class                 Name of each exchange on which registered
   Not Applicable                                   Not Applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of registrant's voting stock held by nonaffiliates (which excludes the registrant's Board of Directors) as of March 1, 2002, was $77,571,237. This amount is based on the consideration offered by Wells Fargo & Company in connection with its pending acquisition of the registrant as more fully described in this Annual Report on Form 10-K. There is no established public trading market for the registrant's voting stock and there exists no other accurate method to determine its current market price.

On March 1, 2002, the Company had 13,038,437 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

ITEM 1. BUSINESS.

General

     Tejas Bancshares, Inc.

     Tejas Bancshares, Inc. (the "Company"), was incorporated in Texas on June 22, 1983. On December 31, 1983, the Company became a bank holding company, as defined in the Bank Holding Company Act of 1956, as amended (the "BHC Act"), by acquiring all issued and outstanding capital stock of Fritch State Bank, a Texas banking association. During 1997, Fritch State Bank relocated its main office to Amarillo, Texas, and converted its charter from a Texas banking association to a national banking association under the title "The First National Bank of Amarillo" (the "Bank"). Effective April 1999, the Company established a new middle tier holding company named Tejas Force, Inc. ("Force"). Force has no significant operations. In April 2001, the Company became a financial holding company under the BHC Act allowing it to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are complementary thereto.

     The Company owns all issued and outstanding capital stock of Force which, in turn, owns all issued and outstanding capital stock of the Bank.

     As of December 31, 2001, the Company had, on a consolidated basis, total assets of approxi mately $356,773,000; total deposits of approximately $299,854,000; total loans of approximately 310,589,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $55,128,000.

     The Company currently does not, as an entity, engage in separate business activities of a material nature apart from its activities for the Bank. The Company's primary activities are to assist in the management and coordination of the Bank's financial resources and to provide capital, business development, long-range planning, and public relations services for the Bank. The Bank operates under the day-to-day management of its own officers, and the Bank's Board of Directors formulates its own policies for banking and business matters.

     As noted above, the Company elected to become a financial holding company pursuant to the BHC Act which permits it to engage in activities which are "financial in nature." "Financial in nature" activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Board of Governors of the Federal Reserve System (the "Federal Reserve") determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company currently conducts only those activities that are permissible of a bank holding company.

     The Company's primary source of revenue is dividends from the Bank. Any future dividend payments by the Bank will be determined by the Bank based on its financial condition, and any dividends may be declared and paid only in compliance with applicable law and regulatory guidelines.

     As a bank holding company, the Company is subject to supervision and examination by the Federal Reserve in accordance with the requirements in the BHC Act and the rules and regulations promulgated thereunder by the Federal Reserve.

     The First National Bank of Amarillo

     The Bank is a national banking association with its main office in Amarillo, Texas. The Bank opened for business on April 10, 1965, as a Texas banking association and converted to a national banking association effective June 30, 1997. As a national banking association, the Bank is subject to regulation by the Comptroller of the Currency (the "Comptroller") in accordance with the requirements in the National Bank Act and the rules and regulations promulgated thereunder by the Comptroller. As of December 31, 2001, the Bank had total assets of approximately $356,631,000; total deposits of approximately $300,481,000; total loans of approximately $310,589,000 (net of unearned discount and allowance for loan losses); and total stockholders' equity of approximately $54,360,000.

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

     Pending Acquisition by Wells Fargo & Company

     On December 13, 2001, the Company entered into an agreement with Wells Fargo & Company ("WFC") providing for the merger of the Company with a subsidiary of WFC. If the merger is completed, WFC will exchange a total of $82,501,292 in value of its common stock for all outstanding shares of the Company's common stock and the Company will become a subsidiary of WFC. It is anticipated that the Bank will thereafter be merged into a banking subsidiary of WFC.

     A formula will determine the number of WFC shares each shareholder of the Company will receive in the merger. That number will not be known until the merger is completed. However, each outstanding share of the Company's common stock will be exchanged for a fractional share of WFC common stock having a value between $6.05 and $6.22.

     The actual per share value will depend on the extent to which currently outstanding options to buy the Company's common stock are exercised before the merger. The per share value will decrease with each option exercised. For example, if no options are exercised, the per share value will be $6.22. If all outstanding options are exercised, the per share value will be $6.05. The Company does not expect a significant number of options to be exercised before the merger, however, it cannot guarantee this.

     The Company expects the exchange of WFC share for the Company's shares to be generally tax free to its shareholders for U.S. federal income tax purposes except for cash received instead of fractional WFC shares.

     If the merger is completed, the Company's shareholders will own less than 0.1% of the outstanding common stock of WFC.

     The Company's shareholders will vote on the merger at a special meeting of the shareholders to be held on April 18, 2002. The holders of at least two-thirds of the outstanding shares of the Company's common stock must approve the merger. No vote of WFC's stockholders is required to approve the merger. The merger is also subject to receipt of regulatory approval from the Federal Reserve. An application for the approval was filed in January 2002 and was approved on March 20, 2002.

     At the meeting, the Company's shareholders will also vote on proposals to approve payments to two officers of the Company and/or the Bank, to the extent the payments could constitute "excess parachute payments" under Section 280G of the Internal Revenue Code. These payments are separate and will not affect what a Company's shareholder will receive in the merger.

     It is presently anticipated that the merger will be completed during the second quarter of 2002, although there can be no assurance that this timetable will be met.

Competition

     The banking business in the Bank's trade area, which includes Amarillo, Dalhart, and Fritch, and surrounding areas of the Texas Panhandle, has become increasingly competitive over the past several years, and the level of competition facing the Company and the Bank may increase further. The Company and the Bank experience competition in both lending and attracting funds from other banks and non-financial institutions in their market area. Non-bank competitors for deposits and deposit-type accounts include savings and loan associations, credit unions, securities firms, money market funds, life insurance companies, and the mutual funds industry. The Bank encounters competition for loans from other banks, savings and loan associations, finance companies, insurance companies, small loan and credit card companies, credit unions, pension trusts, and securities firms.

     Recent legislation, court decisions, and administrative actions have expanded the business activities in which banks and non-bank financial institutions may engage. When others engage in these activities, the level of competition experienced by the Company and the Bank increases. Some competitors are not subject to the same degree of regulation and supervision as the Company and the Bank.

     Many banks and other financial institutions with which the Company and the Bank compete have capital resources and legal loan limits substantially above those maintained by the Company and the Bank. These institutions may also perform certain functions for their customers, including securities brokerage and international banking services, which the Company and the Bank presently do not offer directly.

     The Company considers its principal competition in the commercial banking business to be the other full-service banks in its primary market areas. The Company's products and services in its target market are most similar to those of area banks and, to some extent, savings associations.

     The Bank seeks to provide a high level of personalized banking service to professionals and owner-operated businesses, emphasizing quick and flexible responses to customer demands. The Bank relies heavily on its officers, directors, and existing shareholders to solicit and refer potential customers.

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

     Custodial Services. As custodian, holds customers' assets in safekeeping and executes trade settlements.

     Financial and Tax Planning. Uses its expertise and extensive experience in addressing financial and tax planning issues.

     Estate Administration. Supervises the settlement of estates per the terms of its customers' wills as well as help in resolving in any unexpected issues. It may also act as agent for any designated executor and assist him or her with the estate settlement.

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

     Agency/Consultant Agreement with Wells Fargo Bank Texas, N.A. During the first quarter of 2002, the Bank entered into an Agency/Consultant Agreement with Wells Fargo Bank Texas, N.A., pursuant to which Wells Fargo Bank Texas, N.A. has agreed to provide certain services and advice to the Bank's Trust Department when acting in a fiduciary or non-fiduciary capacity.

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

     The Bank conducts its lending activities pursuant to the loan policy adopted by its Board of Directors. See Item 1. "BUSINESS - - Loan Policies and Underwriting Practices" for a discussion of the Bank's loan policy. Substantially all loans in the Bank's portfolio have been originated by the Bank. A few loans in the Bank's portfolio, however, were purchased from a competing bank. These purchased loans had been originated by members of the Bank's lending staff during their prior tenure at the competing bank and were seasoned loans of known customers. These purchased loans conform with the Bank's underwriting standards. This practice was unique to the Bank's reorganization during the latter half of 1997. The Bank may, from time to time, purchase loans from other banks and participations from correspondent banks, which loans will conform to the Bank's underwriting standards. The Bank has no foreign loans or highly leveraged transaction loans in its portfolio.

Loan Portfolio

     For purposes of this discussion, the Bank's loans are divided into four categories: commercial loans, agricultural loans, real estate loans, and loans to individuals, each discussed below.

     Commercial Loans. The Bank's commercial loans are diversified to meet most business needs. The commercial loans offered by the Bank include (i) commercial real estate loans (as discussed herein), (ii) short-term working capital and other commercial loans, and (iii) construction loans (discussed herein). Credit analysis of a commercial loan application involves a review of many related factors including collateral, type of loan, loan maturity, terms and conditions, and various loan-to-value ratios related to the Bank's loan policy. The Bank requires commercial borrowers to submit financial statements at least annually. Any exceptions to this requirement are extremely rare. In addition, the Bank requires appraisals or evaluations for loans secured by real estate. These appraisals or evaluations are obtained before the funds are advanced. The Bank also requires personal guarantees on all non-individual/consumer loans, except when cash collateral or financial strength of the borrower mitigates this requirement. The total number of loans in the Bank's portfolio without personal guarantees at December 31, 2001, is insignificant compared to the overall value of its loan portfolio. Terms are granted commensurate with the useful life of the collateral offered.

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

     Residential Mortgage Loans. The Bank's continued commitment to provide residential mortgage loans led to the decision to start a full scale Mortgage Department during the first quarter of 2000. This decision was made based on the following factors: (i) the commitment to be more competitive in this line of business, (ii) a strong real estate market, and (iii) low interest rates. Residential loan originations are generated by the Bank's Mortgage Department with referrals coming from the Bank's lending staff, marketing efforts, present customers, walk-in customers, and referrals from real estate agents, mortgage brokers, and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to- four family residences. Substantially all of the Bank's one-to-four family residential mortgage originations are secured by properties in and around Amarillo. The outstanding principal amount of loans secured by properties outside the Bank's service area is not significant compared to the value of the Bank's entire loan portfolio. The Bank does not purchase residential mortgage loans but may sell loans it originates on the secondary market.

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

     The Bank's Mortgage Department currently operates under a Retail Broker Origination Program with Wells Fargo Home Mortgage, Inc., pursuant to which the Bank provides mortgage products to its customers as a broker originator on behalf of Wells Fargo. Under this program, the Bank continues to originate mortgage loans and then sells these loans to Wells Fargo Home Mortgage, Inc. The Bank entered into this arrangement with Wells Fargo Home Mortgage, Inc. during the first quarter of 2002.

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

     Loans to Individuals. Loans to individuals include personal and consumer loans, which may be secured or unsecured depending on the credit quality and purpose of the loan. The Bank requires loan applications and/or personal financial statements from its borrowers on loans that it originates. Loan officers complete a debt-to-income analysis that must meet established standards of the Bank's lending policy. Consumer loan terms vary according to the type and value of collateral, length of contract, and creditworthiness of the borrower. The Bank's underwriting standards for consumer loans include an application, a determination of the applicant's payment history on other debts, with greatest weight being given to payment history with the Bank, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed plan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed amount of the loan. See Item 1. "BUSINESS -- Loan Policies and Underwriting Practices."

     Additional information regarding the various components of the Bank's loan portfolio is provided in Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Loan Portfolio."

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

     Real Estate Loans. Real estate loans represent the Bank's greatest concentration of loans, approximately 45 percent of the portfolio at December 31, 2001. However, the amount of risk associated with these loans is mitigated in part because of the type of loans involved. Most of the Bank's real estate loans are collateralized by properties in and around Amarillo. However, the Bank does have some real estate loans that would be considered to be outside of the trade territory, most of which are commercial real estate properties that are occupied by tenants with substantial financial capacity. Real estate properties are particularly sensitive to general economic conditions and experience devaluation when economic factors decline. Accordingly, an increase in interest rates or a softening of the real estate market may reduce demand for this product. Management also pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled, and potential exposures are recognized and reserved for as soon as they are identified.

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

     Loan Policy. The Bank maintains a comprehensive loan policy that establishes guidelines for all categories of lending. It represents a reference guide and training tool outlining Bank Management's position relative to lending activities. It is written to provide guidelines to be consistently applied by the Bank's loan officers without destroying the innovative and creative approaches necessary to cope with changing markets.

     The Bank's Loan Committee administers its loan policy in accordance with directives from the Bank's Board of Directors. The Loan Committee is comprised of Senior Credit Officers. The Committee reviews policy and procedures at least annually, or more frequently as needed, and submits recommendations to the Bank's Chief Executive Officer for review and approval. Ultimate approval of the loan policy rests with the Bank's Board of Directors.

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

     On April 16, 2001, the Company became a financial holding company under the BHC Act. As a bank holding company that has elected also to become a financial holding company pursuant to the BHC Act, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve determines from time to time to be so closely related to banking or managing or controlling banks as to be proper incident thereto. No Federal Reserve approval is required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. To date, the Company has not engaged in any of the expanded activities permitted of a financial holding company.

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

     Impact of the Gramm-Leach-Bliley Act. Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the "GLB Act"), have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

     Branch Banking. Pursuant to the Texas Finance Code, all Texas banks may branch statewide. Accordingly, a bank located anywhere in Texas may, subject to regulatory approval, establish branch facilities near any of the Bank's facilities and within its market areas. In addition, out-of-state banks may branch into Texas, and Texas banks may branch into other states. If other banks establish branch facilities near the Bank or any of its facilities, it is uncertain whether these facilities would have a materially adverse effect on the Bank's business.

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

     As of December 31, 2001, the Bank's Core Capital Ratio was 17.34 percent, and its Risk- Based Capital Ratio was 18.59 percent. In addition, national banks generally must achieve and maintain a Leverage Ratio of at least 4 percent. The leverage ratio is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. As of December 31, 2001, the Bank's Leverage Ratio was 15.29 percent.

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

     Under regulations adopted by the Comptroller, a bank is "well capitalized" if it has a total Risk-Based Capital Ratio of 10 percent or more, a Core Capital Ratio of 6 percent or more, and a Leverage Ratio of 5 percent or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. A bank is "adequately capitalized" if it has a total Risk-

Based Capital Ratio of 8 percent or more, a Core Capital Ratio of 4 percent or more, and a Leverage Ratio of 4 percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3 percent or more). A bank is "undercapitalized" if it has a total Risk- Based Capital Ratio of less than 8 percent, a Core Capital Ratio of less than 4 percent, or a Leverage Ratio of less than 4 percent. A bank is "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6 percent, a Core Capital Ratio of less than 3 percent, and a Leverage Ratio of less than 3 percent. A bank is "critically undercapitalized" if it has a Leverage Ratio of 2 percent or less. In addition, the Comptroller may downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the Bank meets the capital guidelines. According to these guidelines, the Bank was classified as "well capitalized" as of December 31, 2001.

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

     Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank paid deposit insurance premiums to the BIF of approximately $50,600 for the year ended December 31, 2001. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     Future Legislation. Various legislation, including proposals to substantially change the financial institution regulatory system, is from time to time introduced in Congress. Legislation of this type may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.

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

Employees

     The Company is a bank holding company and primarily conducts its operations through its subsidiary, the Bank. The Company has no paid employees. Certain Bank employees and directors conduct the Company's business but are not specifically compensated as Company employees. As of December 31, 2001, the Bank had 102 full-time and 16 part-time employees. Employees receive benefits, such as life and health insurance plans. The Bank's employees are not represented by any collective bargaining group. The Bank considers its relations with its employees to be good.

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

     On December 4, 1999, the Bank opened another de novo, full-service branch on 45th Street near Coulter in a temporary facility. The branch moved into its completed facility located at 45th and Coulter on January 28, 2001. The Bank owns this facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market Information, Holders, and Dividends. There is no established public trading market for the Company's Common Stock, and, as the Transfer Agent and Registrar for the Company's Common Stock, the Bank believes the Common Stock is seldom traded and is not necessarily aware of the price for which it is bought or sold. Management of the Company does not anticipate that there will be an active public trading market for the Company's Common Stock.

     None of the Company's shares of Common Stock (i) is subject to outstanding options or warrants to purchase nor are any securities convertible into the Company's Common Stock, except for options to purchase 587,750 shares of Common Stock which were outstanding at December 31, 2001, to key employees of the Bank under the Company's 1998 Incentive Stock Plan, or (ii) is being or proposed to be publicly offered by the Company.

     During the third quarter ended September 30, 2001, the Company acquired 373,997 shares of its Common Stock from Donald E. Powell, the former Chairman, President and Chief Executive Officer of the Company, at a price of $6.00 per share. The acquired shares, which represented Mr. Powell's entire equity interest in the Company, were then retired. The per share price was established by the board of directors after consideration of a fairness opinion received from SAMCO Capital Markets, the Company's independent financial advisor.

     As of March 1, 2002, there were approximately 1,200 owners of record of the Company's 13,038,437 shares of the Common Stock outstanding.

     The Company paid no cash dividends on its Common Stock in 1999, 2000 or 2001. The Company intends to retain all earnings to finance its operations and does not expect to pay cash dividends in the foreseeable future. Any decision by the Board of Directors to declare dividends in the future will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

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

     Recent Sales of Unregistered Securities. Directors of the Company and the Bank did not receive compensation to serve in the those capacities before November 1, 1998, and directors of the Company, who are also directors of the Bank, will receive no cash compensations for serving as directors of the Company. In lieu of cash compensation for meeting fees for the non-employee members of the Board of Directors of the Bank, the Board of Directors for the Company and the Bank adopted The First National Bank of Amarillo Directors' Stock Compensation Plan ( the "Plan"). Effective November 1, 1998, and for the period ending December 31, 2001, the Company delivered to its Directors certificates representing a total of 75,400 shares of the Common Stock (the "Shares"). Each Director endorsed the certificates in blank and returned them to the Company to be held for future delivery in accordance with the Plan.

     The absence of a Director from any regularly scheduled meeting during the 14 months preceding December 31, 1999, or the 12 months preceding either December 31, 2000, or 2001, reduced the number of Shares delivered to him or her by a number calculated by multiplying the number of absences by 100 Shares and subtracting that number from the Shares otherwise deliverable to the Director for the applicable period.

     If a Director was terminated as a Director at any time before December 31, 2001, for any reason, including retirement, permanent disability, or death, or if a "corporate transaction" occurred in which the Bank and/or the Company is not the surviving entity, the Director or his or her designated beneficiary of his or her estate was entitled only to that number of Shares not already delivered to him or her under the Plan calculated by multiplying the number of meetings the Director attended by 100 during the then-current period. A total of 53,750 shares of Common Stock were issued to the Directors under the Plan. These shares were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an exemption afforded by Section 4(2) of the Act (exempts transactions by an issuer not involving any public offering).

     No additional shares will be issued by the Company pursuant to the Plan for periods subsequent to December 31, 2001. After December 31, 2001, Directors of the Company and the Bank will be paid $600 per meeting and advisory directors will be paid $300 per meeting.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table gives consolidated selected financial data about the results of operations and financial condition of the Company for the periods and at the dates indicated. Amounts are in thousands, except for weighted average shares outstanding and per-share data. These data are qualified by, and should be read in conjunction with, the separate financial statements, reports, and other financial information elsewhere in this document. Certain consolidated financial data as of and for 2001, 2000, and 1999 are based on and derived from audited financial statements elsewhere in this document. Share data have been adjusted to reflect the 77.4372-for-1 stock dividend on July 2, 1997.

                                                                                     December 31,
                                                  ---------------------------------------------------------------------------------
                                                                     (dollars, in thousands, except per share data)


                                                       2001             2000            1999             1998              1997
Summary of Operations
    Interest income                               $     24,914     $     26,839     $     19,357     $     14,922     $      4,020
    Interest expense                                     7,867            9,680            6,002            4,706            1,260
    Net interest income                                 17,047           17,159           13,355           10,216            2,760
    Provision for loan losses                             (850)           3,150            1,320              975            2,700
    Noninterest income                                   3,364            2,657            1,846            1,149              162
    Noninterest expense                                 10,735            9,385            7,681            6,344            2,242
    Earnings (loss) before income taxes                 10,526            7,281            6,199            4,046           (2,021)
    Income taxes (benefit)                               3,583            2,505            2,107              742              (39)
    Net earnings (loss)                                  6,943            4,776            4,093            3,304           (1,981)

Per Share Data
    Net earnings (loss) - Basic                           0.52             0.36             0.31             0.25            (0.41)
    Book value at end of period                           4.23             3.75             3.38             3.07             2.84
    Average common shares outstanding               13,281,727       13,415,184       13,406,764       13,344,130        4,824,792

Balance Sheet Data (End of Period)
    Total assets                                       356,773          369,334          299,041          247,288          144,741
    Investment securities                                7,137            5,071            6,723            7,303            5,085
    Loans outstanding                                  316,284          329,795          262,247          183,551          117,102
    Allowance for loan losses                           (5,695)          (4,990)          (4,525)          (3,625)          (2,748)
    Total deposits                                     299,854          283,848          251,968          205,139          106,255
    Stockholders' equity                                55,128           50,259           45,361           41,164           37,853

Selected Performance Ratios
    Return on average assets                              1.96%            1.45%            1.53%            1.65%           (3.57)%
    Return on average equity                             13.03%            9.90%            9.45%            8.37%          (15.13)%
    Net interest margin                                   5.15%            5.67%            5.47%            5.59%            5.43%

Asset Quality Ratios
    Nonperforming loans to gross loans                    0.02%            0.06%            0.00%            0.00%            0.00%
    Nonperforming assets to
       equity                                             0.09%            0.38%            0.00%            0.00%            0.00%
    Net charge-offs (recoveries) to
       equity                                           (0.48)%            0.91%            0.20%            0.06%            0.00%
    Allowance to end-of-period loans                      1.80%            1.51%            1.73%            1.94%            2.29%
    Allowance to end-of-period
       nonperforming loans                            11109.45%         2626.10%             N/A              N/A              N/A

Liquidity and Capital Ratios
   (End of period)
    Loans (net) to deposits                             103.58%          114.43%          102.28%           89.48%          110.21%
    Equity to assets                                     15.45%           13.61%           15.17%           16.65%           26.15%

     The Bank's growth in loans and deposits since 1997 is primarily attributable the relocation of its main office from Fritch to Amarillo, a more economically vibrant market. Deposit and loan growth since 1997 can be attributable to the Bank's management team, which has emphasized growth from the Bank's existing client base, capitalized on opportunities in its target market (e.g., customers of competing financial institutions), and delivered personalized banking services to its customers. In addition, the Bank's loan growth is attributable to its aggressive commercial lending program and its entry into agricultural and real estate lending and strong emphasis on the commercial loan market.

     Growth in total assets since 1997 is primarily attributable to the increase in the Bank's loan portfolio, which was supported by a significant capital infusion after the Company's stock offering in 1997.

     The increase in 2001 and 2000 interest income as compared to 1999 was attributable primarily to the larger loan portfolio, and the increase in non-interest income was accompanied by increases in interest and non-interest expenses. A negative provision for loan losses of $850,000 was made in 2001. A provision for loan losses was necessary in 2000 to maintain an adequate allowance for loan losses after net charge-offs of $2,685,093. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision and Allowance for Loan Losses" for additional information about the provision for loan losses.

Forward-Looking Statements

     The Company makes certain forward-looking statements in this Annual Report on Form 10-K that are based upon its current expectations and projections about current events. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. You can identify these statements from the Company's use of the words "estimate," "project," "believe," "intend," "anticipate," "expect," and similar expressions. These forward-looking statements include:

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

o changes in banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Company; and

o the occurrence of acts of terrorism, such as the acts of September 11, 2001, or acts of war.

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

     Ownership of the Bank is the Company's major activity. Activities of the Company are limited and are stated in Note 16 to the Consolidated Financial Statements included with this Annual Report on Form 10-K. Accordingly, unless specifically noted herein, the Company's activities as described in this Management's Discussion and Analysis of Financial Condition and Results of Operations are virtually indistinguishable from those of the Bank.

     Composition of the management team of the Company and the Bank changed significantly in 1997, and the new management team significantly changed the geographic, product, and service focus of the Bank. Prior management generally limited loans to selected commercial and consumer installment loans, which comprised less than 10 percent of average assets. Limited real estate lending was performed, and agricultural loans were made only on a exception basis. During 1997, however, the new management team changed the lending philosophy of the Bank to a more traditional commercial banking activity. Accordingly, average loans during 2001, 2000, and 1999 represented approximately 90 percent, 89 percent, and 79 percent, respectively, of average total assets.

     The new management team's philosophy in growing the loan portfolio was to hire experienced loan officers primarily from one large competing financial institution in the Amarillo market, and for those loan officers to aggressively grow the Bank's lending customers' base. Although management aggressively sought new customers, it was, and continues to be, selective in deciding which customers to pursue to operate in a safe and sound manner in accordance with the Bank's loan policy. Thus management believes that the Bank's loan portfolio growth has been achieved without relaxing credit underwriting policies. The Bank's loan policy, including underwriting standards, is discussed at length in
Item 1. "BUSINESS--Loan Policies and Underwriting Practices" to this Annual Report on Form 10-K.

     Deposit growth during 2001, 2000, and 1999 and was primarily fueled by the additional customers gained through the process mentioned above and by the Bank's ability to attract deposits because of the reputation of its management team and the name recognition of "The First National Bank of Amarillo" in its market. The Bank does not offer above-market rates on its deposits and has no "brokered" deposits.

              For the Years Ended December 31, 2001, 2000, and 1999

Results of Operations

     The Company experienced net earnings of $6,942,484, $4,776,278, and $4,092,725 for the years ended December 31, 2001, 2000, and 1999, respectively. Earnings for 2001, 2000, and 1999, were significantly influenced by activity in the allowance for loan losses, as discussed below. The return on average assets for 2001, 2000, and 1999 was 1.96 percent, 1.45 percent, and 1.53 percent, respectively, and return on average equity was 13.03 percent, 9.90 percent, and
9.45 percent, respectively.

     The improvement in return on average equity in 2001 was primarily caused by the negative provision for loan losses of $850,000. Net interest income was slightly lower while non-interest income and expense were higher. The improvement in return on average equity in 2000 and 1999 is primarily attributable to higher net interest income and non-interest income, offset with a higher provision for loan losses and higher non-interest expense. The provision for loan losses in 2001 was a negative $850,000 in comparison to the 2000 and 1999 provisions of $3,150,000 and $1,320,000, respectively. During 2001, the negative provision to the allowance for loan losses was partially made as a result of recovering a $2,500,000 loan charged off in 2000. During 2000, additional provisions were made to the allowance for loan losses. These provisions included an amount related to a potential problem loan that resulted in a charge off of $2,500,000 in late 2000. In addition, management believed that the allowance for loan losses should grow as loans grow. Accordingly, management made a subjective determination of the allowance based on banking experience and knowledge, and comparison to peers. Management expects that appropriate, additional provisions will be made as the loan portfolio grows.

Net Interest Income

     The largest component of operating income is net interest income, which is the difference between the income earned on assets and interest paid on deposits. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest- earning assets and interest-bearing liabilities.

     During the years ended December 31, 2001, 2000, and 1999, net interest income was $17,046,579, $17,159,438, and $13,354,688, respectively. The decrease in net interest income during 2001 of $112,859 (0.66 percent) is primarily a result of a lower net interest margin caused by the rapid decrease in interest rates during 2001. Average interest-earning assets increased $28,007,411 (9.25 percent) in 2001. The increase in net interest income for 2000 and 1999 was primarily due to an increase in average interest-earning assets of $58,769,886 (24.09 percent) and $61,241,992 (33.51 percent), respectively. Average interest-bearing liabilities increased by

$15,333,778,  $44,724,880 and $45,224,747 for the years ended December 31, 2001,
2000, and 1999, respectively.

     The following table gives the average consolidated balance sheets of the Company and its subsidiaries for the past three years along with an analysis of net interest earnings for each major category of interest-earning assets and interest-bearing liabilities, the average yield or rate paid on each category, and net yield on interest-earning assets:

                                                          2001                                         2000
                                     ------------------------------------------      ---------------------------------------
                                       Average                          Average        Average                       Average
                                     Balance (1)        Interest          Rate       Balance (1)       Interest        Rate
                                     -----------        --------          ----       -----------       --------        ----
ASSETS
INTEREST-EARNING ASSETS
Interest bearing due from          $      33,561      $       1,330       3.96%     $      17,714    $       1,015     5.73%
banks
Loans(1)
  Commercial and agricultural        143,251,026         10,311,571       7.20%       154,264,576       13,791,527     8.94%
  Real estate - mortgage             143,533,436         11,330,621       7.89%       110,431,755        9,803,785     8.88%
  Installment loans to                34,385,007          2,794,762       8.13%        29,283,882        2,713,897     9.27%
                                   -------------      -------------      -----      -------------    -------------    -----
individuals
      Total loans                    321,169,469         24,436,954       7.61%       293,980,213       26,309,209     8.95%

Securities taxable                     6,840,663            368,703       5.39%         6,360,979          386,403     6.07%
Federal funds sold and other
    interest-earning assets            2,725,863            106,673       3.91%         2,403,239          143,264     5.96%
                                   -------------      -------------      -----      -------------    -------------    -----
      Total interest-earning         330,769,556         24,913,660       7.53%       302,762,145       26,839,891     8.87%
assets

NONINTEREST-EARNING
ASSETS
Cash and due from banks               18,946,672                                       21,247,049
Other assets                          11,278,019                                       11,610,526
Less: allowance for loan losses       (6,038,945)                                      (5,425,352)
                                   -------------                                    -------------

      Total                        $ 354,955,302                                    $ 330,194,368
                                   =============                                    =============


INTEREST-BEARING LIABILITIES
Interest-bearing demand            $  39,544,937      $     330,495       0.84%     $  37,146,257    $     753,450     2.03%
Money market deposits                 55,909,530          1,274,209       2.28%        53,616,124        2,027,058     3.78%
Other savings deposits                 6,694,150             64,909       0.97%         6,033,928          137,843     2.28%
Time deposits                         97,805,218          5,199,322       5.32%        98,132,763        5,860,408     5.97%
Federal funds purchased                5,910,630            265,802       4.50%         8,627,596          587,935     6.81%
Other borrowings                      17,709,041            732,344       4.14%         4,683,060          313,759     6.70%
                                   -------------      -------------      -----      -------------    -------------    -----
Total interest-bearing
       liabilities                   223,573,506          7,867,081       3.52%       208,239,728        9,680,453     4.65%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY

Demand deposits                       75,383,072                                       71,397,857
Other                                  2,712,858                                        2,331,977
Stockholders' equity                  53,285,866                                       48,224,806
                                   -------------                                    -------------

      Total                        $ 354,955,302                                    $ 330,194,368
                                   =============                                    =============

Net interest income                                   $  17,046,579                                  $  17,159,438
                                                      =============                                  =============
Net yield on earning assets                                               5.15%                                        5.67%
                                                                          ====                                         ====


                                                        1999
                                       ----------------------------------------
                                         Average                       Average
                                       Balance (1)         Interest     Rate
                                       -----------         --------      ----
ASSETS
INTEREST-EARNING ASSETS
Interest bearing due from             $          --    $          --       --
banks
Loans(1)
  Commercial and agricultural           109,270,174        9,074,421     8.30%
  Real estate - mortgage                 84,128,116        7,036,885     8.36%
  Installment loans to                   16,859,324        1,521,743     9.03%
                                      -------------    -------------    -----
individuals
      Total loans                       210,257,614       17,633,049     8.39%

Securities taxable                        6,965,267          386,961     5.56%
Federal funds sold and other
    interest-earning assets              26,769,378        1,336,396     4.99%
                                      -------------    -------------    -----
      Total interest-earning            243,992,259       19,356,406     7.93%
assets

NONINTEREST- EARNING
ASSETS
Cash and due from banks                  18,887,166
Other assets                              7,738,859
Less: allowance for loan losses          (3,976,627)
                                      -------------

      Total                           $ 266,641,657
                                      =============


INTEREST-BEARING LIABILITIES
Interest-bearing demand               $  33,806,890    $     588,101     1.74%
Money market deposits                    49,920,045        1,623,188     3.25%
Other savings deposits                    5,131,727          107,743     2.10%
Time deposits                            74,547,967        3,676,515     4.93%
Federal funds purchased                     108,219            6,171     5.70%
Other borrowings                                 --               --       --
                                      -------------    -------------     ----
Total interest-bearing
       liabilities                      163,514,848        6,001,718     3.67%

NONINTEREST-BEARING
LIABILITIES AND
STOCKHOLDERS' EQUITY

Demand deposits                          58,400,657
Other                                     1,394,128
Stockholders' equity                     43,332,024
                                      -------------

      Total                           $ 266,641,657
                                      =============

Net interest income                                    $  13,354,688
                                                       =============
Net yield on earning assets                                              5.47%
                                                                         ====

---------------

     (1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

     The following table summarizes interest earned and paid resulting from changes in volume and in rates:

                                                  2001 Compared to 2000                         2000 Compared to 1999
                                                  ---------------------                         ---------------------

                                          Volume           Rate            Net           Volume           Rate          Net
INTEREST EARNED ON
Interest bearing due from banks        $       700     $      (385)    $       315     $     1,015     $        --    $     1,015
Loans
  Commercial and agriculture              (933,185)     (2,546,771)     (3,479,956)      3,977,754         739,352      4,717,106
  Real Estate - mortgage                 2,700,939      (1,174,103)      1,526,836       2,313,010         453,890      2,766,900
   Installment loans to individuals        438,670        (357,805)         80,865       1,150,401          41,753      1,192,154
                                       -----------     -----------     -----------     -----------     -----------    -----------

     Total                               2,206,424      (4,078,679)     (1,872,255)      7,441,166       1,234,994      8,676,160

Securities
   Taxable                                  27,822         (45,522)        (17,700)        (35,081)         34,523           (558)
   Nontaxable                                                                                   --              --              --
   Federal funds sold and other
     interest-earning assets                17,376         (53,967)        (36,591)     (1,411,034)        217,902     (1,193,132)
                                       -----------     -----------     -----------     -----------     -----------    -----------
      Total interest-earning assets      2.252,322      (4,178,553)     (1,926,231)      5,996,066       1,487,419      7,483,485

INTEREST PAID ON
Deposits
  Interest-bearing demand                   45,822        (468,777)       (422,955)         61,689         103,660        165,349
  Money market deposits                     83,358        (836,207)       (752,849)        126,296         277,574        403,870
  Other savings deposits                    13,696         (86,630)        (72,934)         20,054          10,046         30,100
  Time deposits                            (19,497)       (641,589)       (661,086)      1,310,335         873,558      2,183,893
   Federal funds purchased                (154,876)       (167,257)       (322,133)        580,326           1,438        581,764
   Other borrowings                        579,087        (160,502)        418,585         313,759              --        313,759
                                       -----------     -----------     -----------     -----------     -----------    -----------
     Total interest-bearing
         liabilities                       547,590      (2,360,962)     (1,813,372)      2,412,459       1,266,276      3,678,735
                                       -----------     -----------     -----------     -----------     -----------    -----------
     Net interest income               $ 1,704,733     $(1,817,592)    $  (112,859)    $ 3,583,607     $   221,143    $ 3,804,750
                                       ===========     ===========     ===========     ===========     ===========    ===========

     The change in interest due to volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Operating Income and Expense

     Other Operating Income. Other operating income for 2001 and 2000 increased by $706,384 (26.6 percent) and $811,454 (44.0 percent), respectively, because of increased activity on deposit accounts.

     Other Operating Expenses. During 2001 and 2000, other operating expenses increased by $1,349,289 (14.4 percent) and $1,703,991 (22.2 percent), respectively. The increase in operating expenses was primarily attributable to the Company's overall growth. Salaries and benefits accounted for approximately $1,042,000 and $752,000, respectively, of the increase in operating expenses, and increases in other costs to conduct banking operations (which accounted for approximately $308,000 and $952,000, respectively, of the increase in operating expenses).

Securities Portfolio

     The Company's objective in its management of the investment portfolio is to maintain high quality, relatively liquid investments with competitive returns. During 2001, the weighted average yield on taxable securities was 5.39 percent as compared to 6.07 percent during 2000 and 5.56 percent during 1999. The Company primarily invests in U.S. Treasury securities, other U.S. government agency obligations, and mortgage-backed securities.

The carrying values of the major classifications of securities were as follows:

                                                                   Available for Sale
                                                                   ------------------

                                                          2001            2000             1999
                                                          ----            ----             ----
U.S. Treasury and other U.S. government
   agencies and corporations                           $3,448,897      $1,837,861       $4,017,304
Mortgage-backed securities                                913,360       1,213,153        1,490,168
Other securities                                        2,775,175       2,019,775        1,215,675
                                                        ---------      ----------       ----------
Total                                                  $7,137,432      $5,070,789       $6,723,147
                                                       ==========      ==========       ==========

     For 2001, 2000 and 1999 other securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

     The following table shows the stated maturities of securities at December 31, 2001, and the weighted average yields of such securities (calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security). Mortgage-backed securities are reported at their estimated average life.

                                                             Maturing After One     Maturing After Five
                                                              Year But Within       But Within Ten Years
                                        Maturing              ---------------       --------------------           Maturing
                                     Within One Year              Five Years                                    Over Ten Years
                                     ---------------              ----------                                    --------------
                                    Amount      Yield        Amount       Yield       Amount      Yield        Amount      Yield
AVAILABLE-FOR-SALE
U. S. Treasury and other U. S
   government agencies and
   corporations                   $1,024,437     4.43%     $2,424,460     5.03%     $   29,890     8.91%     $  883,470     6.26%
Other securities (1)                      --     0.00%             --     0.00%             --     0.00%     $2,775,175     3.96%
                                  ----------     ----      ----------     ----      ----------     ----      ----------     ----


         Total                    $1,024,437     4.43%     $2,424,460     5.03%     $   29,890     8.91%     $3,658,645     4.52%
                                  ==========               ==========               ==========               ==========

     (1) These securities do not have maturity dates and are included in over ten years column.

Loan Portfolio

     During 2001, total loans increased by $13,510,865 from $329,795,016 at December 31, 2000, to $316,284,151 at December 31, 2001. At December 31, 2001,
2000, and 1999, net loans accounted for 87.1 percent, 87.9 percent, and 86.2 percent, respectively, of total assets. The growth in the loan portfolio during 1999 through 2001 was primarily attributable to the previously discussed change of ownership of the Company and the Bank, the change in management after the Acquisition, and, as a result of the management change, the Bank's renewed emphasis on lending and its recognition of the importance of loans in its overall asset mix.

     Prior management of the Bank generally limited loans to selected commercial and consumer installment loans, which portfolio of loans comprised less than 10 percent of total average assets. The Bank conducted limited real estate lending, due primarily to the stagnant economy in the Bank's primary market, and agricultural loans were made only on an exceptional basis. During 1997, however, the Bank relocated to the larger and more economically viable Amarillo market, and new management changed the Bank's lending philosophy to more closely resemble a traditional commercial banking business. To accomplish its goal of growing the Bank's loan portfolio, management hired nine experienced loan officers in 1997, primarily from one competing financial institution in Amarillo. These loan officers were successful in generating new business from existing customers of the Bank as well as new customer relationships for the Bank. As a result, at December 31, 2001, 2000, and 1999, loans represented approximately 91 percent, 89 percent, and 79 percent, respectively, of total average assets. Although taking an aggressive posture in growing the loan portfolio, management was careful to build a portfolio consistent with the underwriting parameters in the Bank's loan policy. Accordingly, management believes that the significant growth in the Bank's loan portfolio during the last four years has been achieved without relaxing credit underwriting policies.

     The general growth in the loan portfolio, as discussed above, also resulted in a significant change in the portfolio mix. The loan portfolio in 1996 consisted primarily of commercial loans (representing approximately 36 percent of total loans) and installment loans (representing approximately 53 percent of total loans). With the change in philosophy as described above, agribusiness and real estate lending activity increased from 0 percent and 11 percent of the loan portfolio, respectively, at December 31, 1996, to approximately 13 percent and 29 percent of total loans, respectively, at December 31, 1997, approximately 27 percent and 35 percent of total loans, respectively, at December 31, 1998, approximately 15 percent and 40 percent of total loans, respectively, at December 31, 1999, approximately 17 percent and 42 percent of total loans, respectively, at December 31, 2000, and approximately 19 percent and 45 percent of total loans, respectively, at December 31, 2001.

     The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loans:

                                                           December 31
                        ---------------------------------------------------------------------------------
                              2001            2000             1999             1998             1997
                        ---------------------------------------------------------------------------------

Commercial               $ 83,568,460     $106,098,467     $ 94,893,661     $ 65,560,035     $ 45,901,834

Agricultural               58,986,997       57,310,086       39,454,848       50,051,845       15,381,803

Real Estate
   Commercial              99,120,292      102,823,605       80,150,036       39,643,202       16,282,655
   1-4 Single family       41,843,228       36,380,261       25,750,839       20,542,212       18,069,332

Loans to individual        27,065,424       23,692,144       20,432,316       11,407,138       24,359,581

Student loans               5,702,136        3,502,551        1,606,681          104,302               --
                         ------------     ------------     ------------     ------------     ------------

          Total          $316,286,537     $329,807,114     $262,288,381     $187,308,734     $119,995,205
                         ============     ============     ============     ============     ============

     The following table shows the maturity analysis of loans outstanding as of December 31, 2001, net of unearned discount. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                                          Maturing After
                                            Maturing       One Year But
                                             Within         Within Five    Maturing After
                                            One Year           Years         Five Years
                                          ------------     ------------     ------------
Total loans
         Individuals                      $ 12,708,288     $ 18,834,284     $  1,222,602
         Commercial                         55,317,440       24,897,594        3,353,426
         Real Estate                        30,169,232       37,323,779       73,470,509
         Agricultural                       56,811,847        2,155,950           19,200
                                          ------------     ------------     ------------

                  Total                   $155,006,807     $ 83,211,607     $ 78,065,737
                                          ============     ============     ============
Loans maturing with:
         Predetermined interest rates     $ 96,826,057     $ 43,982,700     $ 38,414,389
         Floating or adjustable rates       58,180,750       39,228,907       39,651,348
                                          ------------     ------------     ------------
                  Total                   $155,006,807     $ 83,211,607     $ 78,065,737
                                          ============     ============     ============

     The Bank has no specific policies regarding "rollover" of short-term loans in its portfolio. Although some loans are expected to be renewed at maturity, the Bank evaluates each maturing loan on a case-by- case basis to determine whether it should be renewed or whether the borrower should be requested to pay off the loan at maturity. The Bank cannot reasonably estimate the dollar amount of loans maturing during 2002 which may ultimately be renewed.

Provision and Allowance for Loan Losses

     The following table summarizes the Bank's loan loss experience for the last five years ended December 31:

                                           2001              2000              1999             1998              1997
                                           ----              ----              ----             ----              ----
BALANCE OF ALLOWANCE FOR LOAN
   LOSSES AT THE BEGINNING OF YEAR     $ 4,989,585       $ 4,524,678       $ 3,625,435       $ 2,748,418       $    45,200

CHARGE-OFFS
   Commercial                            1,125,099           180,242           565,704           101,981                --
   Real estate construction                 13,152                --                --                --                --
   Real estate mortgage                        529                --            56,303                --                --
   Installment                              19,704         2,523,717            39,504            12,238             5,144
   Agricultural                                 --                --                --                --                --
   All Other                                77,163                --                --                --                --
                                       -----------       -----------       -----------       -----------       -----------
         Total Loan Charge-offs        $ 1,235,647         2,703,959           661,511           114,219             5,144
                                       -----------       -----------       -----------       -----------       -----------

RECOVERIES
   Commercial                              102,421             4,338           223,906            13,500             7,906
   Real estate construction                     --                --                --                --                --
   Real estate mortgage                      9,480             8,690             6,759                --                --
   Installment                           2,578,811             5,838            10,089             2,736               456
   Agricultural                                 --                --                --                --                --
   All Other                               100,610                --                --                --                --
                                       -----------       -----------       -----------       -----------       -----------
         Total Loan Recoveries           2,791,322            18,866           240,754            16,236             8,362
                                       -----------       -----------       -----------       -----------       -----------

NET RECOVERIES (CHARGE-OFFS)             1,555,675        (2,685,093)         (420,757)          (97,983)            3,218
ADDITIONS CHARGED TO OPERATIONS           (850,000)        3,150,000         1,320,000           975,000         2,700,000
                                       -----------       -----------       -----------       -----------       -----------

BALANCE AT END OF YEARS                $ 5,695,260       $ 4,989,585       $ 4,524,678       $ 3,625,435       $ 2,748,418
                                       ===========       ===========       ===========       ===========       ===========

RATIO OF NET CHARGE-OFFS DURING
   THE PERIOD TO AVERAGE LOANS-
   OUTSTANDING DURING THE PERIOD             (0.48%)            0.91%             0.20%             0.06%             0.00%
                                       ===========       ===========       ===========       ===========       ===========

     Risk elements include accruing loans past due 90 days or more, nonaccrual loans, and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties, potential problem loans, and loan concentrations. The bank had no nonaccrual loans at the years ended December 31, 1997 to 2001. The following table summarizes the Bank's past due loans for the years ended December 31:

                                                        2001          2000           1999           1998           1997
                                                        ----          ----           ----           ----           ----
ACCRUING LOANS WHICH ARE PAST DUE
   90 DAYS OR MORE
   Commercial                                        $     --       $     --       $     --       $     --       $     --
   Real Estate Construction                                --             --             --             --             --
   Real Estate Mortgage                                51,265             --             --         14,952             --
   Individual                                              --             --             --             --             --
   Agricultural                                            --        190,000             --             --             --
                                                     --------       --------       --------       --------       --------
               Total                                 $ 51,265       $190,000       $     --       $ 14,952       $     --
                                                     ========       ========       ========       ========       ========

     At December 31, 2001, the Bank had no foreign loans outstanding and no loan concentrations, except for those indicated in the first table under "Loan Portfolio," exceeding 10 percent of total loans.

     Management believes all material restructured loans have been identified based upon the Bank's loan data system and management's awareness of the loan files and customer contacts.

     The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes are reasonable, but which may not be valid. Thus, there can be no assurance that future charge offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Activity in the allowance for loan losses for 2001, 2000, and 1999, had a significant impact on earnings.

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

     At December 31, 2001, 2000, and 1999, allowances for loan losses were $5,695,260, $4,989,585, and $4,524,678, respectively, which represented 1.80 percent, 1.51 percent, and 1.73 percent of outstanding loans at those respective dates. This compares to peer group percentages of the allowance for loan losses to outstanding loans of 1.32 percent, 1.35 percent, and 1.27 percent, for 2001, 2000, and 1999, respectively.

     During 2001, 2000, and 1999, the Company recorded provisions for loan losses of $(850,000), $3,150,000, and $1,320,000, respectively. During 2001 net recoveries were $1,555,675, while during 2000 net charge offs were $2,685,093. The charge offs in 2000 included a $2,500,000 charge off that was fully recovered during 2001.

     Determination of the Company's amount of the provision for loan losses for 2001, 2000, and 1999 was unique. Prior management of the Company generally limited its lending activity to commercial and consumer installment loans, and the loan portfolio constituted less than 10 percent of average total assets of the Bank. Because of significant growth in the loan portfolio during 1997, new management believed that the allowance for loan losses should grow also. Determining an appropriate level of allowance for loan loss and provision for loan loss was unique because, with management's decision to offer a broader range of loan products and to deploy more of the Bank's assets in loans, the Company had no historical loss history to benchmark against. Accordingly, management made a subjective determination of the proper level of allowance based on collective banking experiences, knowledge of the market and conditions, comparison to peers, and an intentional effort to be conservative during this growth phase. Management believes that appropriate underwriting practices were adhered to in the origination of new loans and, although the Company had no significant impaired, potential problem, or nonperforming loans at December 31, 2001, management recognized that losses are often inherent in the lending process. Accordingly, management believes that loan losses should be provided for as the loan portfolio grows, even if specific problem loans are not yet identified. Determination of an appropriate allowance is subjective and may be adjusted in the near term because of changes in economic conditions or review by regulatory examiners. Management expects that appropriate, additional future provisions will be made as the loan portfolio grows.

     The risk elements in the Company's loan portfolio are similar to those in the loan portfolios of other comparable commercial banks in the Bank's lending area and are discussed in detail under the caption "GENERAL--Lending Activities--Risk Elements." Management made a subjective determination of the proper level of the allowance for loan losses by considering each risk element and drawing from collective banking experiences and knowledge of the Company's market, by evaluating overall economic conditions, by comparing its loan portfolio to those of peer banks, and by intentionally trying to be conservative during the Bank's significant growth phase. Management thus determined that allowances at December 31, 2001, of $5,695,260 (representing 1.80 percent of outstanding loans) and at December 31, 2000, of $4,989,585 (representing 1.51 percent of outstanding loans) were appropriate.

     The allowance for loan losses is not specifically allocated among the various categories of loans in the portfolio, as management cannot predict the amount of charge-offs by loan category.

     At December 31, 2001, 2000, or 1999, there were no significant impaired loans or loans delinquent over 90 days.

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

     Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the loan contract. These loans are current as to principal and interest, and, accordingly, they are not included in nonperforming assets categories. At December 31, 2001, the Company had no material loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in determining the adequacy of the allowance for loan losses.

Deposits and Other Interest-Bearing Liabilities

     Deposits. Average total deposits were $275,336,907, $266,326,929, and $221,807,286 during 2001, 2000, and 1999, respectively. Average interest-bearing deposits were $199,953,835, as compared to $194,929,072 in 2000, and
$163,406,629 in 1999.

     The average daily amount of deposits and rates paid are summarized for the periods indicated in the following table.

                                          Year Ended                    Year Ended                Year Ended
                                      December 31, 2001             December 31, 2000         December 31, 1999
                                      -----------------             -----------------         -----------------
                                      Amount        Rate           Amount        Rate         Amount         Rate
                                      ------        ----           ------        ----         ------         ----
      DEPOSITS
       Noninterest-bearing demand  $ 75,383,072     0.00%       $ 71,397,857     0.00%    $  58,400,657      0.00%

       Interest-bearing demand       39,544,937     0.84%         37,146,257     2.03%       33,806,890      1.74%

       Money market deposits         55,909,530     2.28%         53,616,124     3.78%       49,920,045      3.25%

       Other savings deposits         6,694,150     0.97%          6,033,928     2.28%        5,131,727      2.10%

       Time deposits                 97,805,218     5.32%         98,132,763     5.97%       74,547,967      4.93%
                                   ------------                 ------------               ------------

        Total                      $275,336,907                 $266,326,929               $221,807,286
                                   ============                 ============               ============

     Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2001, are summarized as follows:

           3 months or less                                     $21,661,859
          Over 3 months through 6 months                         13,263,494
          Over 6 months through 12 months                        30,869,412
          Over 12 months                                          2,707,213
                                                                -----------
                                                                $68,501,978

     There were no deposits by foreign depositors at December 31, 2001, 2000, or 1999.

Significant Financial Ratios

     The following table shows consolidated operating and capital ratios for 2001, 2000, and 1999.

                                                        2001     2000     1999
                                                        ----     ----     ----

Return on average assets                                1.96%    1.45%    1.53%
Return on average equity                               13.03%    9.90%    9.45%
Average equity to average asset ratio                  15.01%   14.60%   16.25%
Dividend payout ratio to net earnings                   0.00%    0.00%    0.00%

Borrowed Funds

     At December 31, 2001, the Company had no federal funds purchased and borrowings from the Federal Home Loan Bank. The maximum amount of federal funds purchased and borrowings from the Federal Home Loan Bank outstanding at any month-end was $30,000,000 and $30,000,000, respectively. During 2001, the average amounts outstanding and related weighted average interest rates were approximately $5,911,000 and $17,709,000, and 4.50% and 4.14%, respectively. During 2000, the average amounts outstanding and related weighted average interest rates were approximately $8,628,000 and $4,683,000, and 6.81 percent and 6.70 percent, respectively. The Company had no borrowed funds at December 31, 1999.

Capital

     The cornerstone of the Company's capital structure is its common stock, which represents 100 percent of total capitalization at December 31, 2001. The Company's equity base was strengthened significantly during 1997 through the issuance of common stock in an intrastate offering to bona fide

Texas residents on August 31, 1997. The Company raised approximately $40 million in new capital in this offering. The cash raised from the stock offering was used primarily to increase the Bank's capital base to support its physical expansion and significant growth in its loan portfolio. Additional information regarding growth of the Bank's loan portfolio is provided under the caption "Loan Portfolio" in Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Dependence on this additional capital to support the significant loan growth was partially offset by the significant increase in the deposit base at the Bank during 2001, 2000, 1999, 1998, and late 1997, which provided an additional source of funding loan growth. From December 31, 2000, to December 31, 2001, average total deposits at the Bank increased by $9,009,978, from $266,326,929 to $275,366,907, an increase of approximately 3.40 percent. From December 31, 1999, through December 31, 2000, average total deposits at the Bank increased by $44,519,643 from $221,807,286 to $266,326,929, or an increase of approximately 20 percent. Additional information regarding the growth in the deposit base is provided under the caption "Deposits and Other Interest-Bearing Liabilities" in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The combination of the Bank's increased deposit base coupled with the additional capital from the stock offering has been used to support the significant loan growth at the Bank following the Acquisition.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (shown in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier 2 leveraged ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank exceeded their regulatory capital ratios, as shown in the following table.

                               ANALYSIS OF CAPITAL

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                                For Capital           Prompt Corrective
                                                      Actual                Adequacy Purposes         Action Provisions
                                              Amount          Ratio        Amount         Ratio       Amount        Ratio
                                              ------          -----        ------         -----       ------        -----
As of December 31, 2001
Total Capital (to Risk-Weighted Assets):
       Tejas Bancshares, Inc.               59,023,689        18.84%     25,065,000       8.00%             N/A
       The Bank                             58,253,443        18.59%     25,065,000       8.00%      31,331,000     10.00%
Tier I Capital (to Risk-Weighted Assets):
       Tejas Bancshares, Inc.               55,085,321        17.58%     12,533,000       4.00%             N/A
       The Bank                             54,316,784        17.34%     12,533,000       4.00%      18,799,000      6.00%
Tier I Capital (to Average Assets):
       Tejas Bancshares, Inc.               55,085,321        15.51%     14,206,000       4.00%             N/A
       The Bank                             54,316,784        15.29%     14,206,000       4.00%      17,758,000      5.00%

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

     The Company has maintained a level of liquidity that is adequate to provide the necessary cash requirements. The Company's uses federal funds and borrowings from the Federal Home Loan Bank as its primary source of liquidity. Average federal funds sold were $2,725,863 and $2,403,239 during 2001 and 2000, respectively. Average federal funds purchased were $5,910,630 and $8,627,596 during 2001 and 2000, respectively. The Company has $45,000,000 in federal funds purchased lines available from correspondent banks of which none was used as of December 31, 2001. There were no borrowings from the Federal Home Loan Bank as of December 31, 2001. The average borrowings from the Federal Home Loan Bank were $17,709,041 during 2001. Management has also lined out potential purchasers of loans as a tool to maintain liquidity. The Company has numerous loan participations with other parties, primarily financial institutions. Loan participations are a common commercial banking arrangements whereby the Company sells, on a nonrecourse basis, a portion of a loan to another party or parties. These arrangements spread the risk between or among the parties and provide liquidity to the Company while reducing risk. Although no formal agreements or commitments exist, management believes that additional loan participations could readily be sold for liquidity purposes, if necessary. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity. Management believes that the continued growth in the deposit base will enable the Company to meet its long-term liquidity needs.

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

     Interest-rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest-earning assets and interest-bearing liabilities are subject to changes in interest rates either at repricing, replacement, or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The difference at any given time is called the interest sensitivity "gap" and is usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes net asset sensitivity, and a negative gap represents net liability sensitivity. An institution has a negative gap if the amount of interest-bearing liabilities maturing or repricing in a specified time period exceeds the amount of interest-earning assets maturing or repricing in the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice in a specified period, then the institution has a positive gap. Accordingly, in a rising interest-rate environment in an institution with a negative gap, the cost of its rate-sensitive liabilities would theoretically rise faster than the yield on its rate-sensitive assets, thereby diminishing future net interest income. In a falling interest- rate environment, a negative gap would indicate that the cost of rate-sensitive liabilities would decline faster than the yield on rate-sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

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

     The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 2001, which mature or reprice in the time periods shown. Except for the effects of prepayments, the table presents principal cash flows from payments, maturity, or repricing. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                December 31, 2001

Assets Subject to Interest Rate           3 Months         3 Months           1 Year           3 Years         5 Years
Adjustment                                 or Less         to 1 Year        to 3 Years       to 5 Years      to 15 Years
                                        ------------     ------------      ------------     ------------     ------------
Interest Bearing Due From
      FHLB                              $     11,762               --                --               --               --
Loans

   Combined - fixed rate projected
   payments, floating rate by
   repricing interval                    185,915,663       42,084,889        13,991,988       29,627,000       33,032,682

Investments
   Combined - fixed rate by
   maturity, floating rate by
   repricing interval, and projected         437,597        1,544,674           792,981        1,523,906           29,890
   payments

Federal Funds Sold                         4,430,000
                                        ------------     ------------      ------------     ------------     ------------

   Total                                $190,795,022       43,629,563        14,784,969       31,150,906       33,062,572
                                        ============     ============      ============     ============     ============
   Cumulative                            190,795,022      234,424,585       249,209,554      280,360,460      313,423,032

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                              40,972,536
Money Market Accounts                     48,441,473
Savings Accounts                           6,866,662
Fed Funds and Other Borrowing                     --

CDs Greater than $100,000                 21,661,859       44,132,906         2,707,213               --               --
CDs Less than $100,000                    18,208,657       19,609,637           270,447               --               --
                                        ------------      -----------       -----------     ------------     ------------

   Total                                $136,151,187       63,742,543         2,977,660               --               --
                                        ============      ===========       ===========     ============     ============
   Cumulative                            136,151,187      199,893,730       202,871,390      202,871,390      202,871,390

Net Position of Assets (Liabilities)      54,643,835      (20,112,980)       11,807,309       31,150,906       33,062,572

Cumulative Gap                          $ 54,643,835       34,530,855        46,338,164       77,489,070      110,551,642

Rate Sensitive Assets as % of Rate
   Sensitive Liabilities(Cumulative)          140.13%          117.27%           122.84%          138.20%          154.49%


Assets Subject to Interest Rate             Over
Adjustment                                15 Years          Total
                                        ------------     ------------
Interest Bearing Due From
      FHLB                                        --           11,762
Loans

   Combined - fixed rate projected
   payments, floating rate by
   repricing interval                     11,631,929      316,284,151

Investments
   Combined - fixed rate by
   maturity, floating rate by
   repricing interval, and projected       2,808,385        7,137,433
   payments

Federal Funds Sold                                          4,430,000
                                        ------------     ------------

   Total                                  14,440,314      327,863,346
                                        ============     ============
   Cumulative                            327,863,346

Liabilities Subject to Interest Rate
Adjustment
NOW Accounts                                               40,972,536
Money Market Accounts                                      48,441,473
Savings Accounts                                            6,866,662
Fed Funds and Other Borrowing                                      --

CDs Greater than $100,000                         --       68,501,978
CDs Less than $100,000                                     38,088,741
                                        ------------     ------------

   Total                                          --      202,871,390
                                        ============     ============
   Cumulative                            202,871,390

Net Position of Assets (Liabilities)      14,440,314

Cumulative Gap                           124,991,956

Rate Sensitive Assets as % of Rate
   Sensitive Liabilities(Cumulative)          161.61%

     As shown by the table, at December 31, 2001, the maturities of the Company's interest-bearing assets extend over 15 years, while its interest-bearing liabilities generally mature in less than one year. Also, the Company's interest-bearing assets significantly exceed its interest-bearing liabilities (a positive gap). Accordingly, a rising interest-rate environment would positively affect the Company's net interest margin, and a falling interest-rate environment would negatively affect the Company's net interest margin.

     A static gap report consists of an inventory of the dollar amounts of assets and liabilities that could mature or reprice in a particular period. It does not consider the probability that potential maturities or repricings of interest-sensitive accounts will occur, or to what extent. Accordingly, although the table indicates the Company's gap position at a particular time, those measurements are not intended to and do not forecast the effect of changes in market interest rates on the Company's gap position and may differ from actual results after December 31, 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Please refer to "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest-Rate Risk Sensitivity".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please refer to the financial statements, the report thereon and the notes thereto commencing at page F-1 of this Form 10-K, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

General

     The following table sets forth certain information concerning the directors and executive officers of the Company. Each executive officer of the Company is elected annually and serves at the discretion of the Company's Board of Directors. Directors of the Company hold office for a term of one year or until their successors are duly elected and qualified.

                  Name                Age         Position with Company
                  ----                ---         ---------------------

         William H. Attebury          73          Director
         Jack W. Hall                 50          Chief Financial and Accounting Officer
         Wales H. Madden, Jr.         74          Director
         Jay O'Brien                  57          Director
         John F. Stradley             59          President and Chief Executive Officer

     None of the directors of the Company holds other directorships in a company or has been nominated to become a director in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Experience

     The  following  are  brief  descriptions  of the  directors  and  executive officers of the Company, the positions they hold, and their principal occupations and business experience during the past five years. Unless otherwise indicated, the principal occupation listed for a person has been his occupation for at least the past five years.

     William H. Attebury. Mr. Attebury was formerly a director with Boatmen's First National Bank of Amarillo and served in that capacity from 1975 until February 1997 when he resigned. He has served as a director of the Company and the Bank since June 25, 1997. Mr. Attebury is a private investor.

     Jack W. Hall. Mr. Hall was formerly a senior vice-president with NationsBank in Dallas. He worked for NationsBank and its predecessor banks, Boatmen's First National Bank of Amarillo and The First National Bank of Amarillo, for 21 years. He has served as chief financial officer of the Company since February 1, 1998.

     Wales H. Madden, Jr. Mr. Madden was formerly a director with Boatmen's First National Bank of Amarillo and served in that capacity from 1961 until February 1997 when he resigned. He has served as a director of the Company and the Bank since June 25, 1997. Mr. Madden is an attorney and a private investor.

     Jay O'Brien. Mr. O'Brien was formerly a director with Boatmen's First National Bank of Amarillo from 1993 until February 1997 when he resigned. He has served as a director of the Company and the Bank since June 25, 1997. Mr. O'Brien is a cattleman.

     John F. Stradley. Mr Stradley was formerly an executive vice-president with Boatmen's First National Bank of Amarillo. He worked for Boatmen's First National Bank of Amarillo and its predecessor bank, The First National Bank of Amarillo, for 31 years. He has served as a director of the Bank since February 26, 1998, and as the Company's and the Bank's president and chief executive officer since April 18, 2001.

     There are no family relationships among any of the executive officers or directors of the Company or the Bank.

Meetings and Committees of the Board of Directors

     The Board of Directors of the Company held 18 meetings, of which 14 were combined meetings with the Board of Directors of the Bank, in 2001. During 2001, each of the Company's directors attended at least 75 percent of the total number of meetings of the Board of Directors. The Board of Directors of the Company currently does not have any committees. However, the Company may establish one or more committees during 2002. These committees, if formed, may include an executive committee, a nominating committee, an audit committee, a loan committee, and a compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers, directors, and persons who own more than 10 percent of a registered class of the Company's equity securities and certain other affiliated persons to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company copies of all Section 16(a) forms they file.

     Based solely on review of the copies of those forms, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     The following table states the compensation paid by the Company and the Bank for the last three fiscal years to the Chief Executive Officer of the Company and the Bank. Except for Mr. John F. Stradley, no executive officers of the Company or the Bank received compensation above $100,000 during the last three fiscal years.

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         All other
    Name and Principal                                                                                                    Compen-
         Position                             Annual Compensation                      Long Term Compensation            sation ($)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Awards              Payout
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Other
                                                                  Annual       Restricted    Securities
                                                                  Compen-         Stock      Underlying       LTIP
                                                                  sation         Award(s)      Options/     Payout ($)
                            Year       Salary ($)    Bonus ($)       ($)           ($)        SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
Donald E. Powell            2001              0     $143,763           0           N/A           N/A           N/A        $346 (2)
    Chairman of the Board,  2000              0     $100,000           0           N/A           N/A           N/A        $887 (2)
    President, and Chief    1999              0            0           0           N/A           N/A           N/A        $682 (2)
    Executive Officer (1)


John F. Stradley            2001        $97,300     $100,000      $8,400           N/A           N/A           N/A             N/A
    President and Chief     2000        $28,000            0      $6,000           N/A           N/A           N/A             N/A
    Executive Officer (1)   1999              0            0                       N/A           N/A           N/A             N/A

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


     (1) On April 18, 2001, the board of directors of each of the Company and the Bank appointed Mr. Stradley to serve as president and chief executive officer of both organizations. Mr. Powell, who formerly held those positions, continued to serve as chairman of the board. The board of directors took this action upon learning that Mr. Powell received initial indication from the Bush Administration that President Bush intended to nominate Mr. Powell to serve as Chairman of the FDIC. Mr. Powell later resigned from his position as chairman of the board of the Company and the Bank following his confirmation by the Senate.

     (2) Membership dues for the Amarillo Club paid by the Company during 1999, 2000, and 2001.

Change of Control Agreements

     Jack W. Hall, Chief Financial Officer of the Company and the Bank. Pursuant to the terms of a change in control agreement, Jack W. Hall, Chief Financial Officer of the Company and the Bank, will receive, upon completion of a change in control transaction ( such as completion of the merger with WFC), a change in control payment in cash equal to 2.99 times his average annual compensation, less the value attributable to the acceleration of his stock options payable by the Bank within five business days following the effective date of the change in control. Payment of this amount pursuant to Mr. Hall's change in control agreement is contingent upon completion of the merger, but is not contingent on receipt of separate shareholder approval as described below or the continued employment or termination of Mr. Hall subsequent to completion of the merger.

     In addition to his change in control agreement, Mr. Hall and the Bank have entered into a supplemental change in control agreement, as amended, providing for the cash payment to Mr. Hall, only if approved by the shareholders of the Company, equal to the difference between three times his compensation (including any bonus) and the amount of cash received by Mr. Hall pursuant to the terms of the change in control agreement. No payment under the supplemental change in control agreement will be made to Mr. Hall unless approved by the shareholders of the Company.

Stock Option Plan

     On May 19, 1998, the Company's shareholders adopted the Tejas Bancshares, Inc., 1998 Incentive Stock Plant (the "Option Plan"). The total number of shares of Common Stock as to which awards may be granted pursuant to the Plan is 1,333,333.

     Under the Option Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which are not qualified as incentive stock options ("nonqualified stock options"). Incentive stock options must be granted at an exercise price equal to or greater than the fair market value of the Company's Common Stock on the date of grant and the term may not exceed ten years. The exercise price of nonqualified stock options granted under the Option Plan will be determined by a committee of the Company's Board of Directors on the date of grant. The exercise price of incentive stock options granted to holders of more than 10 percent of the Common Stock must be at least 110 percent of the fair market value of the Common Stock on the date of grant, and the term of such incentive stock options may not exceed five years.

     Additionally under the Option Plan, the Company may grant (i) nonqualified stock options to officers, directors, and employees of the Company and the Bank in lieu of annual retainers, fees, or compensation, (ii) stock appreciation rights, (iii) restricted shares, (iv) dividend equivalent rights, (v) stock awards, (vi) and other stock-based awards which are related to or serve a similar function to the foregoing; however, the Company does not anticipate granting these types of awards.

     The Option Plan became effective as of January 28, 1998, and will terminate on January 27, 2008, unless earlier terminated by the Board. Termination of the Option Plan will not affect awards made before termination, but awards will not be made after termination.

     The Board, or a committee designated by the Board from among its members (the "Committee"), is responsible for administration of the Option Plan. The Committee periodically makes determinations with respect to the participation of all employees, officers, directors, and consultants of the Company and the Bank in the Option Plan, and any such person is eligible (collectively, the "Participants") in the Option Plan and, except as otherwise required by law or the Option Plan, the grant terms of awards, including vesting schedules, retirement and termination rights, payment alternatives such as cash, stock, contingent award or other means of payment consistent with the purposes of the Option Plan, and such other terms and conditions as the Committee deems appropriate which shall be contained in the award agreement with respect to a Participant.

     The Committee has the authority to interpret and construe the provisions of the Option Plan and any award agreement and make determinations pursuant to any plan provision or award agreement which shall be final and binding on all persons. The Committee also has the authority at any time to provide for the conditions and circumstances under which awards shall be forfeited. The Committee has the authority to accelerate the vesting of any award and the time at which any award becomes exercisable.

     The aggregate number of shares of Common Stock as to which awards may be granted to participants, the number of share thereof covered by each outstanding award, and the price per share thereof in each such award, shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Company, or other change in corporate or capital structure.

     If a change of control of the Company occurs, all awards granted under the Option Plan immediately vest, become exercisable in full, regardless of whether all conditions of exercise relating to length of service have been satisfied.

     For the year ended December 31, 2001, Mr. Stradley neither was granted nor exercised any awards under the Option Plan and he had no outstanding awards as of December 31, 2001.

Compensation Committee Interlocks and Insider Participation

     No interlocking relationships exist between the Company's Board of Directors or officers responsible for compensation decisions and the board of directors or compensation committee of any company, nor has any such interlocking relationship existed in the past.

Compensation of Directors

     Directors of the Company and the Bank did not receive compensation to serve in those capacities before November 1, 1998, and directors of the Company, who are also directors of the Bank, will receive no cash compensation for serving as directors of the Company. In lieu of cash compensation for meeting fees for the non-employee members of the Board of Directors of the Bank, the Board of Directors for the Company and the Bank adopted The First National Bank of Amarillo Directors' Stock Compensation Plan (the "Plan"). Effective November 1, 1998, and for the period ending December 31, 2001, the Company delivered to the Directors three certificates representing a total of 3,800 shares of Common Stock (the "Shares") of the Company. Each Director endorsed the certificates in blank and returned them to the Company to be held for future delivery in accordance with the Plan.

     The absence of a Director from any regularly scheduled meeting during the 14 months preceding December 31, 1999, or the 12 months preceding either December 31, 2000, or 2001, reduced the number of Shares delivered to him or her by a number calculated by multiplying the number of absences by 100 Shares and subtracting that number from the Shares otherwise deliverable to the Director for the applicable period.

     If a Director was terminated as a Director at any time before December 31, 2001, for any reason, including retirement, permanent disability, or death, or if a "corporate transaction" occurs in which the Bank and/or the Company is not the surviving entity, the Director or his or her designated beneficiary of his or her estate was entitled only to that number of Shares not already delivered to him or her under the Plan calculated by multiplying the number of meetings the Director attended by 100 during the then-current period.

     A total of 53,750 shares of Common Stock were delivered to the Directors under the Plan. The Plan is no longer in effect. Directors currently receive cash compensation for their services as Directors.

Total Shareholder Return Comparison Performance Graph

     There is no established public trading market for the Company's voting stock and there exists no other accurate method to determine its market price. As a result, there is no effective method to construct a meaningful performance graph.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table states information as of January 15, 2002, regarding the number of shares of Common Stock beneficially owned by all directors and executive officers of the Company. Beneficial ownership includes any shares held in the name of the spouse, minor children, or other relatives of the holder living in that person's home, as well as any shares held in the name of another person under an arrangement whereby the holder can vest title in himself at once or in the future. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power for all shares of the Common Stock they beneficially own. Percentage of ownership is based on 13,037,787 shares of Common Stock issued and outstanding as of January 15, 2002.

          ---------------------------------------------------------------------
                                      Common Stock                Percent of
                 Name             Beneficially Owned(1)         Outstanding(2)
                                                                 Common Stock
          ---------------------------------------------------------------------
          William H. Attebury             306,615(3)                  2.35%
          ---------------------------------------------------------------------
          Wales H. Madden, Jr             72,551(4)                      *
          ---------------------------------------------------------------------
          Jay O'Brien                     155,210(5)                  1.19%
          ---------------------------------------------------------------------
          John F. Stradley                 32,801                        *
          ---------------------------------------------------------------------
          Jack W. Hall                     22,500(6)                     *
          ---------------------------------------------------------------------
          All executive officers and
          directors as a group
          (five persons):                 589,677(6)                  4.52%
          ---------------------------------------------------------------------

     (1) Unless otherwise noted, the indicated owner has sole voting power and sole investment power.

     (2) Shares issuable to an individual or group under stock options exercisable within 60 days of January 15, 2002, are considered outstanding for the purpose of calculating the percentage of total shares of common stock owned by such individual or group. Such shares are not considered outstanding for the purpose of calculating the percentage of total outstanding shares of common stock owned by any other individual group.

     (3) Includes 151,508 shares owned by the Attebury Family Partnership of which Mr. Attebury is the president of the managing partner and for which he exercises voting and investment authority, and an aggregate of 46,056 shares held by Mr. Attebury as custodian for eight of his grandchildren and for which Mr. Attebury exercises voting and investment authority.

     (4) Includes 3,334 shares held in the Wales H. Madden IV Trust of which Mr. Madden serves as trustee, 3,334 shares held in the S. Hamilton Madden Trust of which Mr. Madden serves as trustee, and 65,883 shares owned by Gore Creek Capital, Ltd., of which Mr. Madden is a limited partner and exercises shared voting and investment authority for those shares.

     (5) Includes 7,267 shares held in the Jay O'Brien Pension Trust; does not include 15,153 shares owned by Mr. O'Brien's spouse as separate property for which he disclaims beneficial ownership.

     (6) Includes 22,500 shares issuable upon the exercise of outstanding options, which options are (a) currently exercisable for 5,850 shares,
          (b) will be exercisable for 1,350 shares within 60 days of the date hereof, and (c) will be exercisable for the remaining 15,300 shares if the merger with WFC is approved by the Company's shareholders.

     *    Owns less than 1 percent.

Principal Holders of Common Stock

     To the best of the Company's knowledge, no shareholder beneficially owns 5 percent or more of the outstanding shares of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Indebtedness of Management

     Certain officers, directors, and principal shareholders of the Company and the Bank, and their affiliates, have deposit accounts and other transactions with the Bank, including loans in the ordinary course of business. All loans or other extensions of credit made by the Bank to officers, directors, and principal shareholders of the Company and the Bank and to affiliates of those persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with independent third parties and did not involve more than the normal risk taken by the lender or present other unfavorable features. The extensions of credit by the Bank to those persons did not, and do not currently, involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2001, the outstanding principal amount of indebtedness to the Bank owed by directors and executive officers of the Company and their affiliates, who were indebted to the Bank on that date, totaled $2,984,538 (excluding participations), which represented approximately
5.4 percent of the Bank's equity capital accounts. The Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with officers, directors, and principal shareholders of the Company, the Bank, and their affiliates.

     In addition to those lending relationships, some directors of the Company, and some of their associates, have had transactions with the Bank in the ordinary course of business, including the following:

     William H. Attebury. Mr. Attebury had a re-advancing operating note with the Bank in the amount of $500,000. The highest outstanding balance on this note during 2001 was $500,000. The loan is closed.

     Bison Development Company, which is wholly-owned by Mr. Attebury, has a re-advancing agricultural note with the Bank in the amount of $500,000. The highest outstanding balance on this note during 2001 was $500,000. There was no outstanding balance on this note as of January 1, 2002.

     Alpha Three Cattle Company, owned by Mr. Attebury (25 percent) and his sons Edward A. Attebury (25 percent) and W. A. Attebury (50 percent), has a re-advancing agricultural note with the Bank in the amount of $6,000,000. The highest outstanding balance on this note during 2001 was $5,920,000. The outstanding balance of the note as of January 1, 2002, was $4,501,135.63.

     Mr. Attebury participates, from time to time, with the Bank in making loans to customers of the Bank when a customer desires funds above the Bank's lending limit. Mr. Attebury does so on the same terms and conditions as the Bank, and the Bank does not secure any of the indebtedness owing to him under these arrangements. Mr. Attebury pays the Bank 0.5 percent of the amount of the loans for its servicing of the loans in which he participates.

     Wales H. Madden, Jr. An affiliated interest of Mr. Madden has a note with the Bank for working capital. The highest outstanding balance on this note during 2001 was $525,400. The outstanding balance of this note as of January 1, 2002, was $503,401.

     Jay O'Brien. An affiliated interest of Mr. O'Brien has a line of credit in the amount of $2,500,000 with the Bank for working capital. The highest outstanding balance on this line of credit during 2001 was $548,000. The outstanding balance of the line of credit as of January 1, 2002, was $1.00.

     Another affiliate of Mr. O'Brien has a line of credit in the amount of $2,000,000. This line of credit was not used during 2001.

     Another affiliate of Mr. O'Brien has a line of credit in the amount of $2,000,000. The highest outstanding balance on this line of credit during 2001 was $957,160. There was no outstanding balance on this line of credit as of January 1, 2002.

     Mr. O'Brien has a line of credit for $500,000. The highest outstanding balance on this line of credit during 2001 was $23,500. There no outstanding balance on this line of credit January 1, 2002.

     All of the foregoing transactions were on substantially the same terms, including interest rates and collateral to the extent applicable, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. Additional transactions may take place with the Bank in the ordinary course of business.

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

-------------

     * Incorporated by reference from the Company's Registration Statement on Form 10 dated April 10, 1998.

     ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     *** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (2) Financial Statements

                                                                            Page

          Independent Auditor's Report                                      F-3

          Audited Financial Statements
                Consolidated Balance Sheets                                 F-4
                Consolidated Statements of Earnings                         F-6
                Consolidated Statements of Stockholders' Equity             F-7
                Consolidated Statements of Cash Flows                       F-8
                Summary of Significant Accounting Policies                  F-9
                Notes to Consolidated Financial Statements                  F-14

(B) REPORTS ON FORM 8-K

     Current Report on Form 8-K dated December 13, 2001.

                             TEJAS BANCSHARES, INC.
                                   SIGNATURES

     Pursuant to Section 13 or 15(d) of the Securities Act of 1934, Tejas Bancshares, Inc., has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on March 28, 2002.

                                            TEJAS BANCSHARES, INC.

                                            By /s/ John F. Stradley
                                              ----------------------------------
                                                   John F. Stradley
                                                   President and
                                                   Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tejas Bancshares, Inc., and in the capacities and on the date indicated.

          Signature                                 Title                            Date
/s/ John F. Stradley                    Principal Executive Officer
-------------------------------
John F. Stradley                                                                March 28, 2002

/s/ Jack W. Hall                        Principal Financial Officer
-------------------------------         and Principal Accounting                March 28, 2002
Jack W. Hall                            Officer

/s/ William H. Attebury                 Director                                March 28, 2002
-------------------------------
William H. Attebury

/s/ Wales H. Madden, Jr.                Director                                March 28, 2002
-------------------------------
Wales H. Madden, Jr.

/s/Jay O'Brien                          Director                                March 28, 2002
-------------------------------
Jay O'Brien

                             TEJAS BANCSHARES, INC.
                                AND SUBSIDIARIES
                                 Amarillo, Texas

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT............................................    F-3


FINANCIAL STATEMENTS

  Consolidated Balance Sheets...........................................    F-4
  Consolidated Statements of Earnings...................................    F-6
  Consolidated Statements of Stockholders' Equity.......................    F-7
  Consolidated Statements of Cash Flows.................................    F-8

  Summary of Significant Accounting Policies............................    F-9

  Notes to Consolidated Financial Statements............................   F-14

                          Independent Auditor's Report

The Board of Directors
Tejas Bancshares, Inc.
Amarillo, Texas

We have audited the accompanying consolidated balance sheets of Tejas Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                Clifton Gunderson LLP

Amarillo, Texas
January 30, 2002

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


                                     ASSETS

                                                            2001              2000
                                                            ----              ----
Cash and due from banks                                $  24,931,786     $  25,527,124
Federal funds sold                                         4,430,000         1,730,000
                                                       -------------     -------------

         Cash and cash equivalents                        29,361,786        27,257,124
                                                       -------------     -------------

Securities available-for-sale                              7,137,432         5,070,789

Loans                                                    316,284,151       329,795,016
Less allowance for loan losses                            (5,695,260)       (4,989,585)
                                                       -------------     -------------

         Loans, net                                      310,588,891       324,805,431
                                                       -------------     -------------

Bank premises and equipment
     Land                                                    560,189           560,189
     Buildings                                             3,867,427         3,724,847
     Furniture, fixtures and equipment                     2,268,571         2,414,206
     Construction in process                                      --            21,500
                                                       -------------     -------------

         Total, at cost                                    6,696,187         6,720,742

     Less accumulated depreciation and amortization        2,146,919         1,667,708
                                                       -------------     -------------

         Bank premises and equipment, net                  4,549,268         5,053,034
                                                       -------------     -------------

Accrued interest receivable                                2,735,748         4,287,606
Federal income tax receivable                                367,452         1,083,476
Deferred tax asset, net                                    1,777,632         1,447,121
Other assets                                                 254,618           329,184
                                                       -------------     -------------

TOTAL ASSETS                                           $ 356,772,827     $ 369,333,765
                                                       =============     =============

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           December 31, 2001 and 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2001             2000
                                                              ----             ----
LIABILITIES
     Deposits
         Demand - noninterest bearing                    $  96,982,466    $  86,348,482
         Demand - interest bearing                          89,414,009       87,500,414
         Time and savings                                  113,457,381      109,999,031
                                                         -------------    -------------

                  Total deposits                           299,853,856      283,847,927

     Federal funds purchased                                        --       17,000,000
     Other borrowings                                               --       16,000,000
     Accrued interest payable                                  980,826        1,510,927
     Other liabilities                                         809,891          715,437
                                                         -------------    -------------

                  Total liabilities                        301,644,573      319,074,291
                                                         -------------    -------------

STOCKHOLDERS' EQUITY
     Common stock, $1 par value 20,000,000 shares
         authorized, 13,037,787 and 13,415,267 issued
         in 2001 and 2000, respectively                     13,037,787       13,415,267
     Paid-in capital                                        25,718,803       26,515,193
     Retained earnings                                      16,328,731       10,519,458
     Accumulated other comprehensive income                     42,933            6,356
     Deferred directors' compensation                               --         (196,800)
                                                         -------------    -------------

                  Total stockholders' equity                55,128,254       50,259,474
                                                         -------------    -------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $ 356,772,827    $ 369,333,765
                                                         =============    =============


         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended December 31, 2001, 2000 and 1999

                                                            2001             2000            1999
                                                            ----             ----            ----
INTEREST INCOME
     Interest and fees on loans                         $ 24,436,954     $ 26,309,209    $ 17,633,049
     Interest and dividends on investment securities         370,033          387,418         386,961
     Interest on federal funds sold                          106,673          143,264       1,336,396
                                                        ------------     ------------    ------------

              Total interest income                       24,913,660       26,839,891      19,356,406
                                                        ------------     ------------    ------------

INTEREST EXPENSE
     Interest on deposits                                  6,868,935        8,778,759       6,001,718
     Interest on other borrowings                            998,146          901,694              --
                                                        ------------     ------------    ------------

              Total interest expense                       7,867,081        9,680,453       6,001,718
                                                        ------------     ------------    ------------

              Net interest income                         17,046,579       17,159,438      13,354,688

PROVISION FOR LOAN LOSSES                                   (850,000)       3,150,000       1,320,000
                                                        ------------     ------------    ------------

              Net interest income after provision
                  for loan losses                         17,896,579       14,009,438      12,034,688
                                                        ------------     ------------    ------------

OTHER OPERATING INCOME
     Service charges                                       2,078,730        1,779,183       1,281,951
     Other                                                 1,285,185          878,348         564,126
                                                        ------------     ------------    ------------

              Total other operating income                 3,363,915        2,657,531       1,846,077
                                                        ------------     ------------    ------------

OTHER OPERATING EXPENSES
     Salaries and employee benefits                        5,635,667        4,594,091       3,842,432
     Depreciation and amortization                           605,329          663,031         433,962
     Advertising                                             364,813          398,429         347,215
     Occupancy expense                                       571,181          460,016         429,827
     Federal Deposit Insurance Corporation
         premiums                                             50,638           49,636          22,762
     Professional fees                                       347,865          189,969         159,450
     Supplies, stationery and office expenses                333,934          511,157         356,693
     Taxes other than on income and salaries                 394,914          348,188         171,002
     Data processing                                       1,014,817          910,865         859,077
     Postage                                                 212,364          189,550         176,357
     Other                                                 1,203,169        1,070,470         882,634
                                                        ------------     ------------    ------------

              Total other operating expenses              10,734,691        9,385,402       7,681,411
                                                        ------------     ------------    ------------

              Earnings before income taxes                10,525,803        7,281,567       6,199,354
INCOME TAXES                                               3,583,319        2,505,289       2,106,629
                                                        ------------     ------------    ------------

NET EARNINGS                                            $  6,942,484     $  4,776,278    $  4,092,725
                                                        ============     ============    ============

NET EARNINGS PER SHARE - Basic                          $       0.52     $       0.36    $       0.31
                                                        ============     ============    ============

NET EARNINGS PER SHARE - Diluted                        $       0.51     $       0.35    $       0.30
                                                        ============     ============    ============


         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999

                                                                                                                  Accumulated other
                                                                   Common            Paid-in        Retained        comprehensive
                                                                    stock            capital        earnings        income (loss)
                                                                    -----            -------        --------        -------------
Balance at December 31, 1998                                    $ 13,397,934      $ 26,460,427   $  1,650,455      $     24,648
COMPREHENSIVE INCOME
   Net earnings                                                           --                --      4,092,725                --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of deferred tax of $(16,007)                       --                --             --           (31,074)

       TOTAL COMPREHENSIVE INCOME

Exercise of stock options                                              9,283            18,566             --                --
Directors' stock compensation plan (10,800 shares)                    10,800            54,000             --                --
Amortization of directors' stock compensation plan                        --                --             --                --
                                                                ------------      ------------   ------------      ------------
Balance at December 31, 1999                                      13,418,017        26,532,993      5,743,180            (6,426)
COMPREHENSIVE INCOME
   Net earnings                                                           --                --      4,776,278                --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of reclassification adjustment and
       deferred tax of $6,584                                             --                --             --            12,782

       TOTAL COMPREHENSIVE INCOME

Exercise of stock options                                              1,350             2,700             --                --
Cancellation of directors' shares (4,100 shares)                      (4,100)          (20,500)            --                --
Amortization of directors' stock compensation plan                        --                --             --                --
                                                                ------------      ------------   ------------      ------------
Balance at December 31, 2000                                      13,415,267        26,515,193     10,519,458             6,356
COMPREHENSIVE INCOME
   Net earnings                                                           --                --      6,942,484                --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of reclassification adjustment and
       net of deferred tax of $18,842                                     --                --             --            36,577

       TOTAL COMPREHENSIVE INCOME

Exercise of stock options                                             14,067            28,134             --                --
Cancellation of directors' shares (17,550 shares)                    (17,550)          (87,750)            --                --
Amortization of directors' stock compensation plan                        --                --             --                --
Purchase and retirement of 373,997 shares of stock                  (373,997)         (736,774)    (1,133,211)               --
                                                                ------------      ------------   ------------      ------------
Balance at December 31, 2001                                    $ 13,037,787      $ 25,718,803   $ 16,328,731      $     42,933
                                                                ============      ============   ============      ============


                                                                Deferred
                                                               directors'
                                                              compensation          Total
                                                              ------------          -----
Balance at December 31, 1998                                  $   (369,000)     $ 41,164,464
COMPREHENSIVE INCOME
   Net earnings                                                         --         4,092,725
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of deferred tax of $(16,007)                     --           (31,074)
                                                                                ------------
       TOTAL COMPREHENSIVE INCOME                                                  4,061,651
                                                                                ------------
Exercise of stock options                                               --            27,849
Directors' stock compensation plan (10,800 shares)                 (64,800)               --
Amortization of directors' stock compensation plan                 106,800           106,800
                                                              ------------      ------------
Balance at December 31, 1999                                      (327,000)       45,360,764
COMPREHENSIVE INCOME
   Net earnings                                                         --         4,776,278
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of reclassification adjustment and
       deferred tax of $6,584                                           --            12,782
                                                                                ------------
       TOTAL COMPREHENSIVE INCOME                                                  4,789,060
                                                                                ------------
Exercise of stock options                                               --             4,050
Cancellation of directors' shares (4,100 shares)                    24,600                --
Amortization of directors' stock compensation plan                 105,600           105,600
                                                              ------------      ------------
Balance at December 31, 2000                                      (196,800)       50,259,474
COMPREHENSIVE INCOME
   Net earnings                                                         --         6,942,484
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on available-for-sale
       securities, net of reclassification adjustment and
       net of deferred tax of $18,842                                   --            36,577
                                                                                ------------
       TOTAL COMPREHENSIVE INCOME                                                  6,979,061
                                                                                ------------
Exercise of stock options                                               --            42,201
Cancellation of directors' shares (17,550 shares)                  105,300                --
Amortization of directors' stock compensation plan                  91,500            91,500
Purchase and retirement of 373,997 shares of stock                      --        (2,243,982)
                                                              ------------      ------------
Balance at December 31, 2001                                  $         --      $ 55,128,254
                                                              ============      ============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

                                                                   2001             2000              1999
                                                                   ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                               $  6,942,484      $  4,776,278      $  4,092,725
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                                 605,329           663,031           433,962
     Deferred income taxes                                        (349,353)          265,595          (403,280)
     Amortization of deferred directors' compensation               91,500           105,600           106,800
     Provision for loan losses                                    (850,000)        3,150,000         1,320,000
     Change in:
       Accrued interest receivable                               1,551,858        (1,052,657)         (885,866)
       Federal income tax receivable                               716,024        (1,083,476)               --
       Other assets                                                 74,566          (102,593)          (67,202)
       Accrued interest payable                                   (530,101)          631,636           194,829
       Federal income taxes payable                                     --          (206,181)          139,187
       Other liabilities                                            94,454            87,930           394,682
     Other                                                          10,235           (12,216)           19,835
                                                              ------------      ------------      ------------

         Net cash provided by operating activities               8,356,996         7,222,947         5,345,672
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and pay-downs
     on securities available-for-sale                            1,843,915         5,631,219         2,723,119
   Purchases of securities available-for-sale                   (3,865,374)       (3,947,279)       (2,210,140)
   Change in loans to customers                                 15,066,540       (70,232,616)      (75,491,891)
   Expenditures for bank premises and equipment                   (101,563)       (1,362,739)       (2,275,055)
                                                              ------------      ------------      ------------

         Net cash provided (used) by investing activities       12,943,518       (69,911,415)      (77,253,967)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     16,005,929        31,880,274        46,828,539
   Net increase (decrease) in federal funds purchased          (17,000,000)       17,000,000                --
   Net increase (decrease) in other borrowings                 (16,000,000)       16,000,000                --
   Proceeds from exercise of stock options                          42,201             4,050            27,849
   Purchase of stock                                            (2,243,982)               --                --
                                                              ------------      ------------      ------------

         Net cash provided (used) by financing activities      (19,195,852)       64,884,324        46,856,388
                                                              ------------      ------------      ------------

         Net increase (decrease) in cash and
           cash equivalents                                      2,104,662         2,195,856       (25,051,907)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                            27,257,124        25,061,268        50,113,175
                                                              ------------      ------------      ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                $ 29,361,786      $ 27,257,124      $ 25,061,268
                                                              ============      ============      ============

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2001, 2000 and 1999

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Trading securities are bought and held principally for the purpose of selling them in the near term. The Corporation had no securities classified as trading at December 31, 2001 or 2000. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2001, 2000 and 1999

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

The Company grants real estate, agriculture, commercial and consumer loans to customers in primarily the community of Amarillo, Texas, and the surrounding geographical area. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate and agribusiness sectors.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on real estate, agricultural and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2001, 2000 and 1999

Allowance for Loan Losses (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate, agricultural and commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impair-ment disclosures.

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

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting primarily of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2001, 2000 and 1999

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers due from banks and federal funds sold to be cash equivalents. Federal funds are generally sold for one-day periods.

Net Earnings Per Share

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

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 2001, 2000 and 1999

New Accounting Standards (Continued)

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. Application of the nonamortization provisions of the Statement will not have an effect on net income as the Company currently has no goodwill or other intangibles.




This information is an integral part of the accompanying consolidated financial statements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 1 - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2001, were as follows:

                                                       Gross         Gross
                                     Amortized      unrealized     unrealized         Fair
                                        cost           gains         losses           value
                                     ----------     ----------     ----------      ----------
Available-for-sale:
    Government agency securities     $3,400,041     $   48,856     $       --      $3,448,897
    Mortgage-backed securities          897,166         17,452         (1,258)        913,360
    Other securities                  2,775,175             --             --       2,775,175
                                     ----------     ----------     ----------      ----------
Total available-for-sale             $7,072,382     $   66,308     $   (1,258)     $7,137,432
                                     ==========     ==========     ==========      ==========

Other securities consist of Federal Home Loan Bank and Federal Reserve Bank stock at December 31, 2001.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2000, were as follows:

                                                      Gross          Gross
                                     Amortized      unrealized     unrealized         Fair
                                        cost          gains          losses           value
Available-for-sale:
    Government agency securities     $1,833,508     $    5,603     $   (1,250)     $1,837,861
    Mortgage-backed securities        1,207,876          8,147         (2,870)      1,213,153
    Other securities                  2,019,775             --             --       2,019,775
                                     ----------     ----------     ----------      ----------

Total available-for-sale             $5,061,159     $   13,750     $   (4,120)     $5,070,789
                                     ==========     ==========     ==========      ==========

Other securities consist of Federal Home Loan Bank and Federal Reserve Bank stock at December 31, 2000.

Maturities of investment securities classified as available-for-sale were as follows at December 31, 2001 (maturities of mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized        Fair
                                                cost          value
Available-for-sale:
    Due one year or less                    $1,954,836     $1,982,270
    Due from one to five years               2,283,240      2,316,887
    Due from five to ten years                  27,925         29,890
    Due after ten years                         31,206         33,210
    Other                                    2,775,175      2,775,175
                                            ----------     ----------

Total available-for-sale                    $7,072,382     $7,137,432
                                            ==========     ==========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 1 - SECURITIES (CONTINUED)

Investment securities with a carrying value of approximately $2,000,000 at both December 31, 2001 and 2000 were pledged to secure public deposits as required or permitted by law.

NOTE 2 - LOANS

The major classifications of loans are as follows:

                                                    2001               2000
                                                    ----               ----

Real estate - primarily commercial mortgage    $ 138,316,025      $ 137,970,671
Agriculture                                       58,986,997         57,310,086
Commercial                                        83,568,460        106,098,467
Installment loans to individuals                  27,065,424         23,692,144
Student loans                                      5,702,136          3,502,551
Unearned income                                       (2,386)           (12,098)
                                               -------------      -------------
                                                 313,636,656        328,561,821
Loans held for sale                                2,647,495          1,233,195
                                               -------------      -------------

Total loans                                    $ 316,284,151      $ 329,795,016
                                               =============      =============

The changes in the allowance for loan losses were as follows:

                                                   2001             2000             1999
                                                   ----             ----             ----
Balance at beginning of year                   $ 4,989,585      $ 4,524,678      $ 3,625,435
Provision charged to expense                      (850,000)       3,150,000        1,320,000
Loans charged off                               (1,235,647)      (2,703,959)        (661,511)
Recoveries on loans previously charged off       2,791,322           18,866          240,754
                                               -----------      -----------      -----------

Balance at end of year                         $ 5,695,260      $ 4,989,585      $ 4,524,678
                                               ===========      ===========      ===========

At December 31, 2001 and 2000 there were no material amounts of impaired loans.

NOTE 3 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more was approximately $68,500,000 and $61,359,000 at December 31, 2001 and 2000,
respectively. The related interest expense on these deposits was approximately $2,909,000 and $3,580,000 for 2001 and 2000, respectively. Other interest-bearing deposits of $100,000 or more totaled approximately $89,279,000 and $81,032,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of all time deposits were substantially all within one year.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


NOTE 4 - OTHER BORROWINGS

At December 31, 2000, the Company had other borrowings of $16,000,000. Other borrowings consisted of advances from the Federal Home Loan Bank (FHLB) which were secured by stock in FHLB, deposits with FHLB and certain first mortgage loans.

NOTE 5 - INCOME TAXES

The following is a summary of the components of income tax expense:

                                        2001            2000           1999
                                        ----            ----           ----

Current - federal                   $ 3,932,672     $ 2,239,694    $ 2,509,909
Deferred                               (349,353)        265,595       (403,280)
                                    -----------     -----------    -----------

Total income tax expense            $ 3,583,319     $ 2,505,289    $ 2,106,629
                                    ===========     ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                     2001            2000
                                                     ----            ----

Deferred tax assets:
     Allowance for loan losses                   $ 1,778,108     $ 1,302,205
     Bank premises and equipment basis and
         depreciation differences                    131,630         151,027
     Allowance for investment security losses         21,711          24,685
     Other                                               647          36,550
                                                 -----------     -----------

                                                   1,932,096       1,514,467
Deferred tax liabilities:
     Available-for-sale securities                   (22,117)         (3,274)
     Other                                          (132,347)        (64,072)
                                                 -----------     -----------

Net deferred tax asset                           $ 1,777,632     $ 1,447,121
                                                 ===========     ===========

Management believes that it is more likely than not that the Company will realize the recorded deferred tax assets and, accordingly, no valuation allowance has been established.

Total income taxes for the years ended December 31, 2001, 2000 and 1999 are allocated $3,583,319, $2,505,289, and $2,106,629, respectively, to income tax from operations and $18,842, $6,584 and $(16,007), respectively, as a component of other comprehensive income for the tax effect of unrealized gains (losses) on available-for-sale securities recognized for financial reporting purposes.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 5 - INCOME TAXES (CONTINUED)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2001, 2000 and 1999 to earnings before income taxes as a result of the following:
                                       2001           2000           1999
                                       ----           ----           ----

Computed "expected" tax expense    $ 3,578,773    $ 2,475,733    $ 2,107,780
Other, net                               4,546         29,556         (1,151)
                                   -----------    -----------    -----------

Total income tax expense           $ 3,583,319    $ 2,505,289    $ 2,106,629
                                   ===========    ===========    ===========

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

The following table summarizes the activity for the Plan:

                                                  Weighted-average
                                       Shares      exercise price
                                       ------      --------------

Outstanding at December 31, 1998      508,000          $3.03
     Granted                          186,500           5.90
     Exercised                         (9,283)          3.00
     Expired or canceled              (76,900)          3.20
                                     --------          -----

Outstanding at December 31, 1999      608,317           3.89
     Granted                            7,500           6.00
     Exercised                         (1,350)          3.00
     Expired or canceled              (11,800)          3.76
                                     --------          -----

Outstanding at December 31, 2000      602,667           3.92
     Granted                           15,800           6.00
     Exercised                        (14,067)          3.00
     Expired or canceled              (16,650)          4.41
                                     --------          -----

Outstanding at December 31, 2001      587,750          $3.98
                                     ========          =====

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 6 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (CONTINUED)

Stock Options (continued)

                                                                Weighted-average
                                                 Shares          exercise price
                                                 ------          --------------

Exercisable at end of year
     December 31, 2001                          162,375            $  3.77
     December 31, 2000                          104,867               3.51
     December 31, 1999                           45,225               3.00

Available for grant at end of year
     December 31, 2001                          720,883
     December 31, 2000                          720,033
     December 31, 1999                          715,733

The following table summarizes information about options outstanding under the Plan at December 31, 2001:

                            Options Outstanding                                    Options Exercisable
          --------------------------------------------------------          -------------------------------

                            Weighted-average
            Number              remaining         Weighted-average            Number       Weighted-average
          outstanding       contractual life       exercise price           exercisable     exercise price
          -----------       ----------------       --------------           -----------     --------------

            395,250               6.13               $   3.00                 120,675          $  3.00
            192,500               7.50                   6.00                  41,700             6.00

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the Plan and recognizes no compensation costs in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma 2001, 2000 and 1999 net earnings and earnings per share would have been as follows:


                                    2001              2000              1999
                                    ----              ----              ----
Net earnings
     As reported               $   6,942,484     $   4,776,278     $   4,092,725
     Pro forma                     6,663,684         4,660,478         3,928,725
Earnings per share
     Basic
         As reported           $        0.52     $        0.36     $        0.31
         Pro forma                      0.50              0.35              0.29
     Diluted
         As reported           $        0.51     $        0.35     $        0.30
         Pro forma                      0.50              0.35              0.29

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 6 - STOCK OPTIONS AND STOCK COMPENSATION PLAN (CONTINUED)

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               2001       2000       1999
                                               ----       ----       ----

Risk-free interest rate                        5.02%      6.03%      5.65%
Expected life (years)                          7.14       7.51       8.49
Expected volatility                           32.00%     32.00%     32.00%
Expected dividend yield                          --         --         --

In accordance with SFAS 123, the weighted average fair value of options granted during 2001, 2000 and 1999 was $3.12, $3.34 and $3.28, respectively.

Directors' Stock Compensation Plan

During October 1998, the Company's board of directors approved a nonemployee directors' compensation plan for the directors of the Bank. The Plan provides that directors will receive shares of common stock as compensation for serving. Restricted shares are issued to the directors and are released after the end of each year of service. Shares related to missed meetings or for termination are forfeited back to the Company. A committee of the board determined the fair value at the date of issue. At December 31, 1998, 64,000 shares were issued and outstanding. No shares were issued under the Plan during 2001 and 2000. During 1999, a total of 10,800 shares were issued under the Plan. During 2001 and 2000, 17,550 and 4,100 shares, respectively, were forfeited back to the Company for missed meetings. Amortization of compensation cost in 2001, 2000 and 1999 amounted to $91,500, $105,600 and $106,800, respectively.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

The Company's directors and their associates, including companies and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of the Company. The following is a summary of loan activity with these parties for the years ended December 31, 2001, 2000 and 1999:

                                              2001              2000              1999
                                              ----              ----              ----
Balances at beginning of period           $ 20,805,298      $ 13,180,375      $ 12,139,003
Balances related to directors elected
     during 1999                                    --                --         3,100,453
Advances                                    19,987,437        33,771,298        11,069,541
Repayment                                  (26,388,883)      (26,146,375)      (13,128,622)
                                          ------------      ------------      ------------

Balances at end of year                   $ 14,403,852      $ 20,805,298      $ 13,180,375
                                          ============      ============      ============

The Company also has deposit activities with related parties in the normal course of business which amounted to approximately $15,200,000, $14,000,000 and $12,400,000 at December 31, 2001, 2000 and 1999, respectively.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

During 2001, the Company acquired 373,997 shares of its common stock from Donald
E. Powell, the Company's former President and Chief Executive Officer, at a price of $6.00 per share. The acquired shares were then retired. The per share price was established by the Board of Directors after consideration of a fairness opinion received from an independent financial advisor.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash disbursed for interest for the years ended December 31, 2001, 2000 and 1999 was $8,397,182, $9,048,817, and $5,806,889, respectively. Cash disbursed for income taxes was $3,710,000, $3,426,000 and $2,286,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

During the year ended December 31, 2001, noncash investing activities included the recognition as a component of comprehensive income the net unrealized gain on available-for-sale securities of $36,577, net of deferred taxes of $18,842.

During the year ended December 31, 2000, noncash investing activities included the recognition as a component of comprehensive income the net unrealized loss on available-for-sale securities of $12,782, net of deferred taxes of $6,584.

During the year ended December 31, 1999, noncash investing activities included the recognition as a component of comprehensive income the net unrealized loss on available-for-sale securities of $(31,074), net of deferred taxes of $(16,007).

Other noncash transactions during 1999 included the issuance of 10,800 shares of common stock under a directors' stock compensation plan. There were no shares of common stock issued under a directors' stock compensation plan during 2001 and 2000. During 2001 and 2000, shares cancelled were 17,550 and 4,100, respectively.

NOTE 9 - LEASE COMMITMENTS

The Company leases certain land, office space and equipment under noncancelable operating leases expiring in various years through 2027. Certain leases contain renewal options from five to ten years based on existing or escalated terms. Future minimum lease payments under these leases are as follows:

2002                                                       $  255,075
2003                                                          218,216
2004                                                          147,238
2005                                                           73,050
2006                                                           70,750
Later years                                                   772,000
                                                           ----------
Total                                                      $1,536,329
                                                           ==========

Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $300,000, $260,000 and $242,000, respectively.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. Unfunded loan commitments and letters of credit were approximately $112,000,000 and $9,000,000, respectively, at December 31, 2001 and $144,000,000 and $6,140,000,
respectively, at December 31, 2000. Management does not anticipate any losses as a result of these transactions.

NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:


                                              2001                                         2000
                         -------------------------------------------    -------------------------------------------
                           Income            Shares        Per share     Income           Shares          Per share
                          numerator        denominator      amount      numerator       denominator         amount
Basic EPS                $ 6,942,484       13,281,727       $0.52       $4,776,278       13,415,184         $0.36

Effect of dilutive
  stock options                   --          211,424                           --          209,083
                         -----------       ----------                   ----------       ----------
Diluted EPS              $ 6,942,484       13,493,151       $0.51       $4,776,278       13,624,267         $0.35
                         ===========       ==========                   ==========       ==========


                                            1999
                         -----------------------------------------
                           Income          Shares        Per share
                          numerator      denominator       amount
Basic EPS                $4,092,725      13,406,764        $0.31

Effect of dilutive
  stock options                  --         214,159
                         ----------      ----------
Diluted EPS              $4,092,725      13,620,923        $0.30
                         ==========      ==========

NOTE 12 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Commitments to Extend Credit

Generally, the Company enters into commitments to extend credit at adjustable interest terms. Accordingly, the commitment amount is a reasonable estimate of fair value.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 12 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
         (CONTINUED)

Securities

For securities, excluding restricted equity securities, fair value is equal to the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or bid quotations received from securities dealers. The carrying value of restricted equity securities approximates fair values. Securities available-for-sale had a carrying value and fair value of approximately $7,137,000 and $5,071,000 at December 31, 2001 and 2000, respectively.

Loans

Fair values of loans are estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. The carrying value of loans, net of the allowance for loan losses, was $310,588,891 and $324,805,431 at December 31, 2001 and 2000, respectively. The fair value of loans at those dates was approximately the same as carrying value.

Deposits

The fair value of demand deposits, both interest and noninterest bearing, and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. At December 31, 2001 and 2000, the carrying value of deposits was $299,853,856 and $283,847,927. The fair value of deposits at those dates was approximately the same as carrying value.

Federal Funds Purchased and Other Borrowings

The fair values of federal funds purchased and advances from the Federal Home Loan Bank are equal to the carrying values as such liabilities are deemed to be short-term borrowings.

Other

The carrying amounts of cash and short-term instruments and accrued interest approximate fair value.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

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

NOTE 13 - RETIREMENT PLAN

Effective January 1, 1999, the Company adopted a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2001, 2000 and 1999 expense attributable to the Plan amounted to $266,000, $116,000 and $63,000, respectively.

NOTE 14 - REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2001 that the Company and Bank meet all capital adequacy requirements to which they are subject.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 14 - REGULATORY MATTERS (CONTINUED)

As of December 31, 2001, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                            Minimum
                                                                                                           to be well
                                                                                                       capitalized under
                                                                                   Minimum             prompt corrective
                                                         Actual              capital requirement       action provisions
                                                ----------------------     ----------------------   ----------------------
                                                   Amount       Ratio        Amount         Ratio     Amount         Ratio
                                                ----------------------     ----------------------   ----------------------
As of December 31, 2001
  Total Capital (to Risk Weighted Assets):
    Tejas Bancshares, Inc.                      $59,023,689     18.84%     $25,065,005       8.0%       N/A
    The Bank                                     58,253,443     18.59%      25,065,005       8.0%   $31,331,256      10.0%

  Tier I Capital (to Risk Weighted Assets):
    Tejas Bancshares, Inc.                      $55,085,321     17.58%     $12,532,503       4.0%       N/A
    The Bank                                     54,316,784     17.34%      12,532,503       4.0%   $18,798,754       6.0%

  Tier I Capital (to Average Assets):
    Tejas Bancshares, Inc.                      $55,085,321     15.51%     $14,206,358       4.0%       N/A
    The Bank                                     54,316,784     15.29%      14,206,358       4.0%   $17,757,948       5.0%

As of December 31, 2000
  Total Capital (to Risk Weighted Assets):
    Tejas Bancshares, Inc.                      $54,409,560     16.47%     $26,431,081       8.0%       N/A
    The Bank                                     53,580,277     16.22%      26,423,496       8.0%   $33,029,370      10.0%

  Total Capital (to Risk Weighted Assets):
    Tejas Bancshares, Inc.                      $50,259,474     15.21%     $13,215,540       4.0%       N/A
    The Bank                                     49,431,347     14.97%      13,211,748       4.0%   $19,817,622       6.0%

  Tier I Capital (to Average Assets):
    Tejas Bancshares, Inc.                      $50,259,474     15.22%     $13,207,775       4.0%       N/A
    The Bank                                     49,431,347     14.97%      13,206,774       4.0%   $16,508,467       5.0%

There are certain regulatory guidelines on the amount of dividends that can be paid by the Bank to the Company. These guidelines do not currently have a significant effect on the amount of dividends paid by the Bank. The Bank is also required to maintain certain daily reserve balances on hand in accordance with requirements of the Board of Governors of the Federal Reserve System. For the years ended December 31, 2001 and 2000, the Bank maintained average cash and due from bank balances of approximately $3,630,000 and $3,448,000, respectively, in order to satisfy such requirements.

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 15 - MERGER

On December 13, 2001, the Company entered into an agreement with Wells Fargo & Company (Wells Fargo) for the merger of the Company with a Wells Fargo subsidiary. If the merger is completed, Wells Fargo will exchange a total of $82,501,292 in value of its common stock for all outstanding shares of the Company's common stock. The merger is subject to regulatory and shareholder approval. In addition, if the merger is completed, various employees of the Company will receive special bonuses having an aggregate value of approximately $1 million and certain change in control payments will be made to certain officers of the Company.

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets, statements of earnings and cash flows for Tejas Bancshares, Inc. (parent only) follow:

Condensed Balance Sheets

                                                 2001          2000
                                                 ----          ----

Assets
     Cash on deposit with Bank               $   627,050   $   729,688
     Investment in Bank                       54,365,716    49,437,347
     Current tax receivable                      135,488        56,535
     Deferred tax benefit                             --        35,904
                                             -----------   -----------

TOTAL ASSETS                                 $55,128,254   $50,259,474
                                             ===========   ===========

STOCKHOLDERS' EQUITY                         $55,128,254   $50,259,474
                                             ===========   ===========

Condensed Statements of Earnings

                                2001             2000             1999
                                ----             ----             ----

DIVIDENDS FROM BANK         $ 2,244,000      $        --      $        --

EXPENSES
   Other                       (193,309)         (96,677)        (106,948)

EQUITY IN UNDISTRIBUTED
   INCOME OF BANK             4,891,793        4,872,955        4,199,673
                            -----------      -----------      -----------

NET EARNINGS                $ 6,942,484      $ 4,776,278      $ 4,092,725
                            ===========      ===========      ===========

                     TEJAS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows

                                                            2001             2000             1999
                                                            ----             ----             ----
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net earnings                                       $ 6,942,484      $ 4,776,278      $ 4,092,725
     Adjustments to reconcile net earnings
       to net cash provided (used) by operating
       activities:
         Equity in undistributed income of Bank          (4,891,793)      (4,872,955)      (4,199,673)
         Amortization of deferred directors'
           compensation                                      91,500          105,600          106,800
         Change in current tax receivable                   (78,952)          29,756          (12,459)
         Other                                               35,904            6,732          (42,636)
                                                        -----------      -----------      -----------

              Net cash provided (used) by
                  operating activities                    2,099,143           45,411          (55,243)
                                                        -----------      -----------      -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES
     Investment in subsidiary                                    --               --           (6,000)
                                                        -----------      -----------      -----------

              Net cash used by investing activities              --               --           (6,000)
                                                        -----------      -----------      -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Proceeds from exercise of stock options                 42,201            4,050           27,849
     Purchase of stock                                   (2,243,982)              --               --
                                                        -----------      -----------      -----------

              Net cash provided (used) by
                  financing activities                   (2,201,781)           4,050           27,849
                                                        -----------      -----------      -----------

              Increase (decrease) in cash                  (102,638)          49,461          (33,394)

CASH, BEGINNING OF YEAR                                     729,688          680,227          713,621
                                                        -----------      -----------      -----------

CASH, END OF YEAR                                       $   627,050      $   729,688      $   680,227
                                                        ===========      ===========      ===========


This information is an integral part of the accompanying consolidated financial statements.